Form 10-Q
period 1997-03-01
COMMEMORATIVE BRANDS INC
filed 1997-05-06
CIK 1031595

FORM 10-Q
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number: 333-20759


                           COMMEMORATIVE BRANDS, INC.
             (Exact name of Registrant as specified in its charter)


           Delaware                                      13-3915801
           --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification Number

                     7211 Circle S Road, Austin, Texas 78745
                     ---------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (512) 440-0571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No __

PART 1 -- FINANCIAL STATEMENTS
Items 1. Consolidated Financial Statements and Notes


                           COMMEMORATIVE BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

                                                                     Predecessors
                                                                 --------------------
                                                                 ArtCarved    Balfour
                                                     March 1,    August 31,  August 25,
                                                       1997        1996        1996
                                                     ---------   ---------   --------
ASSETS                                              (Unaudited)  (Audited)   (Audited)
Current assets:
   Cash and cash equivalents                         $   5,006   $      --   $     59
   Accounts receivable, net                             26,872       9,391     13,234
   Inventories                                          16,959       5,402      8,507
   Prepaid expenses                                      2,364       2,115      3,290
                                                     ---------   ---------   --------
      Total current assets                              51,201      16,908     25,090

Property, plant and equipment, net                      33,741      11,149      9,770

Trademarks, net                                         30,567      21,421         --

Goodwill, net                                           73,382      12,284         --

Intangible and other assets, net                         6,391      12,780      3,160
                                                     ---------   ---------   --------


      Total assets                                   $ 195,282   $  74,542   $ 38,020
                                                     =========   =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses             $  27,460   $  11,845   $  9,582
   Current portion of long-term debt                       500       2,000        308
                                                     ---------   ---------   --------

      Total current liabilities                         27,960      13,845      9,890

Due to Parent, net                                          --          --     14,295

Long-Term Debt, net current portion                    114,500      89,221         23

Other Long-Term Liabilities                              6,513          --        818

                                                     ---------   ---------   --------
   Total liabilities                                   148,973     103,066     25,026

Stockholders' Equity
   Preferred Stock, $.01 par value, 750,000 shares
    authorized
    Series A, 100,000 shares issued and outstanding     10,250          --         --
    Series B, 375,000 shares issued and outstanding     37,500          --         --
   Common Stock, $.01 par value, 750,000 shares              4          --          4
    authorized, 375,000 issued and outstanding
   Additional paid-in capital                            2,666          --     75,970
   Retained earnings (deficit)                          (4,111)         --    (62,980)
   Advances and equity (deficit)                          --       (28,524)        --
                                                     ---------   ---------   --------
      Total stockholders' equity                        46,309     (28,524)    12,994
                                                     ---------   ---------   --------

      Total liabilities & stockholders' equity       $ 195,282   $  74,542   $ 38,020
                                                     =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                         CONSOLIDATED INCOME STATEMENT
                        (In thousands, except share data)

                                          For the Six Months Ended *
                                     --------------------------------------
                                                             Predecessors
                                                   ------------------------
                                                   ArtCarved      Balfour
                                     March 1,      February 24,  February 25,
                                        1997          1996          1996
                                     ----------    ----------    ----------
                                     (Unaudited)   (Unaudited)   (Unaudited)

Net sales                             $  24,751     $  39,334     $  35,405

Cost of goods sold                       14,242        17,263        16,288
                                     ----------    ----------    ----------
Gross profit                             10,509        22,071        19,117

Selling, general, and

 administrative expenses                 11,750        15,014        16,628
                                     ----------    ----------    ----------

Operating income (loss)                  (1,241)        7,057         2,489

Other (income) expense:
 Gain on sale of facility                     -             -          (418)
 Interest expense, net                    2,600        6,393            280
 Interest on Due to Parent, net               -             -         1,120
                                     ----------    ----------    ----------

   Other expense, net                    2,600          6,393           982
                                     ----------    ----------    ----------

  Income (loss) before provision
  for income taxes                       (3,841)          664         1,507

Provision for income taxes                   20             -            95
                                     ----------    ----------    ----------

   Net income (loss)                 $   (3,861)   $      664    $    1,412
                                     ----------    ----------    ----------

Preferred dividends                        (250)            -             -
                                     ----------    ----------    ----------

Net income (loss) to
 common stockholders                 $   (4,111)   $      664    $    1,412
                                     ==========    ==========    ==========

Earnings (loss) per common
 and common equivalent shares
 outstanding                         $   (10.96)
                                     ==========

Common and common
equivalent shares outstanding           375,000
                                     ==========

----------

*Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the acquisition and financing thereof.

           The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                          CONSOLIDATD INCOME STATEMENT
                        (In thousands, except share data)


                                           For the Three Months Ended *
                                     --------------------------------------
                                                         Predecessors
                                                   ------------------------
                                                    ArtCarved      Balfour
                                      March 1,     February 24,  February 25,
                                       1997          1996          1996
                                     ----------    ------------  ------------
                                     (Unaudited)   (Unaudited)   (Unaudited)

Net sales                             $ 24,751      $17,411       $ 17,887

Cost of goods sold                      14,242        8,053          8,438
                                      --------      -------       --------
Gross profit -                          10,509        9,358          9,449

Selling, general, and
 administrative expenses                11,750        6,535          7,665
                                      --------      -------       --------

Operating income (loss)                 (1,241)       2,823          1,784

Other (income) expense:
  Gain on sale of facility
  Interest expense, net                   --          3,038            133
  Interest on Due to Parent, net          --           --              585
                                      --------      -------       --------

   Other expense, net                    2,600        3,038            713
                                      --------      -------       --------

     Income (loss) before provision
     for income taxes                   (3,841)        (215)         1,066

Provision for income taxes                  20         --               47
                                      --------      -------       --------

     Net income (loss)                $ (3,861)     $  (215)      $  1,019
                                      --------      -------       --------

Preferred dividends                       (250)        --             --
                                      --------      -------       --------

Net income (loss) to
 common stockholders                  $ (4,111)     $  (215)      $  1,019
                                      ========      =======       ========

Earnings (loss) per common
 and common equivalent shares
 outstanding                          $ (10.96)
                                      ========

Common and common
equivalent shares outstanding          375,000
                                      ========

----------
* Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the acquisition and financing thereof.

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                             Preferred Stock             Common Stock
                                    ----------------------------------  ----------------
                                      Series A           Series B
                                    ----------------  ----------------                    Additional
                                                                                           paid-in       Retained
                                    Shares  Amount    Shares  Amount    Shares  Amount     capital   earnings(deficiit)    Total
                                    ----------------  ----------------  ----------------   --------  ------------------   --------

Balance, March 28, 1996               --    $  --        --    $  --        --   $ --      $ --           $  --           $   --
(date of formation)

Issuance of Common Stock              --       --        --       --     375,000     4       2,666           --             2,670

Issuance of Preferred Stock        100,000   10,000   375,000   37,500      --     --        --              --             47,500

Accrued Preferred Stock dividends     --        250      --       --        --     --        --              (250)            --

Net loss                              --       --        --       --        --     --        --            (3,861)          (3,861)
                                   ----------------   ---------------    -------------      ------         -------        --------
Balance, March 1, 1997             100,000  $10,250   375,000  $37,500   375,000  $  4      $2,666         $(4,111)       $ 46,309
                                   ================   ===============    =============      ======         =======        ========

The accompnying notes are an integral part of these consolidated financial statements.

                     COMMEMORATIVE BRANDS, INC.
                       STATEMENT OF CASH FLOWS
                           (In thousands)

                                                                    For the Six Months Ended *
                                                            -----------------------------------------
                                                                                   Predecesors
                                                                            -------------------------
                                                                             ArtCarved      Balfour
                                                                            February 24, February 25,
                                                            March 1, 1997      1996          1996
                                                            -------------   -----------  ------------
                                                             (Unaudited)    (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            ($  3,861)      $   664       $ 1,412
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities-
      Depreciation and amortization                                1,290         2,521           981
      Provision for doubtful accounts                                138           261          --
      Gain on sale of property, plant and equipment                 --            --            (418)
      Changes in assets and liabilities-
         Decrease (increase) in receivables                        9,156        (1,492)       (2,509)
         (Increase) decrease in inventories                         (329)       (1,153)         (885)
         (Increase) decrease in prepaid expenses                    (682)          962           170
         (Increase) decrease in other assets                      (1,114)       (1,506)            6
         Increase in accounts payable and accrued expenses         5,131         2,086         3,588
         Increase (decrease) in deferred compensation               --            --            (176)
                                                               ---------       -------       -------

         Net cash provided by operating activities                 9,729         2,343         2,169
                                                               ---------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                              --            --             939
    Purchases of property, plant and equipment                      (787)         (499)         (406)
    Cash paid for the acquisitions of ArtCarved
    and Balfour including transaction costs                     (170,200)         --            --
                                                               ---------       -------       -------

         Net cash (used in) provided by investing
          activities                                            (170,987)         (499)          533
                                                               ---------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in advances                                           --           1,440          --
   Proceeds from (payments on) borrowings from
    Parent, net                                                     --            --          (2,509)
   Proceeds from debt issuance                                   120,200          --            --
   Proceeds from issuance of common and preferred
    stock                                                         50,000          --            --
   Note payments                                                  (5,200)       (3,284)         --
   Borrowings (payments) on capital leases                          --            --            (113)
   Additional paid-in capital                                        170          --            --
                                                               ---------       -------       -------

         Net cash provided by (used in) financing
          activities                                             165,170        (1,844)       (2,622)
                                                               ---------       -------       -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS                                                3,912          --              80

CASH AND CASH EQUIVALENTS, beginning of period                     1,094          --            --
                                                               ---------       -------       -------

CASH AND CASH EQUIVALENTS, end of period                       $   5,006       $  --         $    80
                                                               =========       =======       =======


SUPPLEMENTAL DISCLOSURE
   Cash paid during the period for-
         Interest                                              $     265       $ 4,425       $    23
                                                               =========       =======       =======
         Taxes                                                 $       3       $  --         $   141
                                                               =========       =======       =======

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Accrued Preferred Stock dividends                          $     250       $  --         $  --
                                                               =========       =======       =======

----------
* Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the acquisition and financing thereof.

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND BASIS OF CONSOLIDATED FINANCIAL STATEMENT
PRESENTATION:

Commemorative Brands, Inc., a Delaware Corporation (together with its subsidiaries, CBI or the Company), is a manufacturer and supplier of class rings and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. On December 16, 1996, the Company completed the acquisitions (the Acquisitions) of substantially all of the scholastic and recognition and affinity product assets and businesses of the ArtCarved (ArtCarved) operations of CJC Holdings, Inc.
(CJC) from CJC and the Balfour (Balfour) operations of L. G. Balfour Company, Inc. from Town & Country Corporation (Town & Country). CBI was initially formed in March, 1996 by Castle Harlan Partners II, L. P. (CHP II), a Delaware limited partnership and private equity investment fund, for the purpose of acquiring ArtCarved and Balfour and until December 16, 1996 engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

In consideration for ArtCarved, CBI paid CJC in cash the sum of $114.8 million, subject to adjustment upon final determination of the adjusted working capital, and assumed certain related liabilities. In consideration for Balfour, CBI paid Town & Country and L. G. Balfour Company, Inc. in cash the sum of $47.4 million, subject to adjustment upon final determination of the adjusted working capital, and assumed certain related liabilities. In addition, CBI purchased the gold on consignment to Balfour as of the closing date for a cash purchase price of approximately $4.9 million.

The following represents the preliminary allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on management's estimate of fair values. This preliminary allocation is based upon estimates and assumptions which are subject to subsequent determinations and more detailed analyses, receiving final detailed appraisals and evaluations of specific assets and liabilities and the final determination of the adjusted working capital. The final allocation of the purchase prices for the Acquisitions may differ from the amounts set forth below (in thousands):

                                               ArtCarved                 Balfour
                                               ---------                 -------
Current assets                                    $21,270               $38,197
Property, plant and equipment                      16,675                16,517
Goodwill                                           62,438                 7,733
Trademarks                                         17,740                13,000
Other long-term assets                              2,656                   338
Accounts payable and accrued expenses              (5,950)              (17,185)
Other long-term liabilities                           -                  (6,313)
                                                  -------                -------

                                                 $114,829               $52,287
                                                  =======                ======

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date periods ending March 1, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1997.

(2) THE PREDECESSORS:

The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996. The accompanying financial statements include the predecessor operations of ArtCarved as a division of CJC and Balfour as a wholly-owned subsidiary of Town & Country for historical periods prior to the acquisition date of December 16, 1996.

The ArtCarved predecessor financial statements present information with respect to the assets and businesses acquired by the Company from CJC (the Business). Since the Business was not operated nor accounted for as a separate entity for the periods presented in the accompanying financial statements, it was necessary for management to make allocations (carve-outs) for certain accounts to reflect the financial statements of the Business. Management considers the allocations to be reasonable and believes the accompanying financial statements materially represent the operations of the Business on a stand-alone basis.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

Description                                    Useful life
-----------                                    -----------
Land improvements                              15 years
Buildings and improvements                     10 to 25 years
Tools and dies                                 10 to 20 years
Machinery and equipment                        2 to 10 years

Maintenance, repairs and minor replacements are charged against income as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period.

Intangible Assets

Costs in excess of fair value of net tangible assets acquired and related acquisition costs are included in goodwill and identifiable intangible assets in the accompanying balance sheets. Intangible assets are being amortized on a straight-line basis over their estimated lives, not exceeding 40 years.

Other Assets

Other assets include debt costs, software and software development costs, and engineering and design costs. Such costs are amortized over the lives of the specific asset.

Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt (including current maturities). The carrying amounts of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for debt with the same or similar terms.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Seasonality

The Company's sales are highly seasonal. Management anticipates that the Company will achieve its highest sales and income levels in its first fiscal quarter (September through November), followed in descending order by the third, second and fourth fiscal quarters. This is primarily due to the fall "back-to-school" selling season for class rings. The third fiscal quarter includes the spring semester school activities including graduation events, while the fourth fiscal quarter (and the second fiscal quarter to a lesser extent) includes the periods when school is not in session.

Concentration of Credit Risk

Credit is extended to various companies in the retail industry which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits.

(4) NEW FINANCIAL ACCOUNTING STANDARD:

In March, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS No. 128), "Earnings Per Share". SFAS No. 128 revises the standards for computing earnings per share currently prescribed by APB Opinion No. 15. SFAS No.

128 retroactively revises the presentation of earnings per share in the financial statements and will be effective for the Company for the year ending August 29, 1998. The earnings per share in the accompanying financial statements was computed pursuant to APB Opinion No. 15 and is the same that would be required for basic earnings per share under SFAS 128, which is determined using only the weighted average shares outstanding. The Company also has outstanding warrants that would not be included in the computation of diluted earnings per share under SFAS No. 128 because to do so would be anti-dilutive.

(5) INVENTORIES:

Inventories, which include raw materials, labor, and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory for CBI as of March 1, 1997 includes gold on consignment to CBI, consisting of 11,772 fine troy ounces. The liability for gold on consignment is classified as an accounts payable item on the Company's balance sheet. A summary of inventories is as follows (in thousands):

                                                Predecessors
                                       -------------------------------------
                        CBI              ArtCarved              Balfour
                     March 1, 1997     August 31, 1996       August 25, 1996
                     -------------     ---------------       ---------------
Raw materials              $11,170              $4,007                $3,645
Works in process             3,674               1,010                 2,919
Finished goods               2,115                 385                 1,943
                             -----                 ---                 -----
                           $16,959              $5,402                $8,507
                           =======              ======                ======

Cost of goods sold includes depreciation and amortization of approximately $ 0.5 million, $ 0.9 million and $ 0.4 million for the six months ended March 1, 1997, February 24, 1996 and February 25, 1996 for CBI, ArtCarved and Balfour, respectively.

In accordance with purchase price accounting, at the purchase date (December 16, 1996), the inventory balance was increased by $4.7 million to restate inventory at fair market value. During the period from December 16, 1996 to March 1, 1997, approximately $2.6 million of this increase was expensed to cost of goods sold.

(6) LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):


                                                                         Predecessors
                                                               ----------------------------------------
                                                  CBI                 ArtCarved              Balfour
                                                March 1,              August 31,              August
                                                 1997                    1996                25, 1996
                                             --------------         --------------        -------------
Predecessor Lease Obligation                     $   -                 $   -                 $    331
Predecessor Subordinated Debt                        -                     34,521                -
Predecessor Secured Notes                            -                     56,700                -
11% Senior Subordinated Notes Due 2000              90,000                 -                     -
Term Loan Facility                                  25,000                 -                     -
                                             --------------         --------------        -------------
Total Debt                                         115,000                 91,221                 331
Less-
Current Portion                                        500                  2,000                 308
                                             --------------         --------------        -------------
Total Long-Term Debt                             $ 114,500             $   89,221            $     23
                                             ==============         ==============        =============

11% Senior Subordinated Notes

The Company's 11% senior subordinated notes mature on January 15, 2007. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002 plus accrued and unpaid interest and liquidated damages (as defined), if any, thereon to the date of redemption. In addition, at any time prior to January 15, 2002, the Company may, in its discretion, redeem up to 33-1/3% of the original principal amount of the notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more public equity offerings; provided that at least 66-2/3% of the original principal amount of the notes remains outstanding immediately after each such redemption.

The Indenture contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness and issue preferred stock, (ii) pay dividends or make certain other restricted payments, (iii) enter into transactions with affiliates, (iv) create certain liens, (v) make certain asset dispositions and (vi) merge or consolidate with, or transfer substantially all of its assets to, another person.

Bank Credit Facility

The Company has a credit facility with a group of banks pursuant to which the Company has borrowed $25 million under a term loan facility and may borrow up to $35 million under a revolving credit and gold facility. Loans outstanding under the bank credit facility bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

      Term Loan Facility

The term loan facility matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments, commencing March 31, 1997.

      Revolving Credit and Gold Facilities

The revolving credit and gold facilities permit borrowings of up to a maximum aggregate principal amount of $35.0 million based upon availability under a borrowing base based on eligible receivables and eligible inventory (each as defined), with a sublimit of $3.0 million for letters of credit and $10.0 million for gold borrowing or consignment. Management believes that it will have sufficient availability under these facilities to meet its working capital needs.

The bank credit facilities contain certain financial covenants that require that the Company maintain certain minimum levels of (i) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), (ii) consolidated EBITDA, and (iii) interest coverage. The bank facility also contains other covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) acquire and dispose of assets, (iii) create liens, (iv) make capital expenditures, (v) pay dividends on or redeem shares of the Company's capital stock, and (vi) make certain investments.

(7) EQUITY:

The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share and 750,000 shares of Common Stock, par value $.01 per share. The Company currently has issued and outstanding 100,000 shares of Series A Preferred and 375,000 shares of Series B Preferred and 375,000 shares of Common Stock.

Series A Preferred Stock ("Series A Preferred")

The holders of shares of Series A Preferred are not entitled to voting rights. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis, commencing on January 31, 1997. Dividends on the Series A Preferred accrue at a rate of 12% per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends which are declared shall be paid pro rata to the holders. No dividends or interest shall accrue on any accrued and unpaid dividends. The Company's 11% senior subordinated notes and bank debt restrict the Company's ability to pay dividends on the Series A Preferred. (See Note 6.)

The Series A Preferred is not subject to mandatory redemption. The Series A Preferred is redeemable at any time at the option of the Company; however, the Company's 11% senior subordinated notes and bank debt restrict the Company's ability to redeem the Series A Preferred (see Note 6). In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred shall receive payment of the liquidation value of $100 per share plus all accrued and unpaid dividends prior to the payment of any distributions to the holders of the Series B Preferred or the holders of the Common Stock of the Company. So long as shares of the Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment dividends on, or redeem or otherwise repurchase any shares of, the Series B Preferred or Common Stock.

Series B Preferred Stock ("Series B Preferred")

The holders of shares of Series B Preferred are entitled to one vote per share, voting together with the holders of the Common Stock as one class on all matters presented to the stockholders generally. No dividends accrue on the Series B Preferred.

Dividends may be paid on the Series B Preferred if and when declared by the board of directors out of funds of the Company legally available therefor. The Series B Preferred is non-redeemable. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred shall receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. So long as shares of the Series B Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the Common Stock.

Common Stock

The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders, including the election of directors, and vote together as one class with the holders of the Series B Preferred.

Dividends may be paid on the Common Stock if and when declared by the board of directors of the Company out of funds legally available therefor. The Company does not expect to pay dividends on the Common Stock in the foreseeable future.

Common Stock Purchase Warrants

The Company has issued Warrants, exercisable to purchase an aggregate of 21,405 shares of Common Stock (or an aggregate of approximately 5.4% of the outstanding shares of Common Stock on a fully-diluted basis), at an initial exercise price of $6.67 per share, at any time on or after December 16, 1997, and on or before January 31, 2008.

In accordance with a subscription agreement entered into by the Company and CHP II and certain of its affiliates (the Castle Harlan Group), the Company granted the Castle Harlan Group certain registration rights with respect to the shares of capital stock owned by them pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act of 1933 at any time at the request of the Castle Harlan Group. The Company also granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares of capital stock by the Company.

(8) PRO FORMA INFORMATION:

The following unaudited pro forma summary presents information as if the Acquisitions discussed in Note 1 had occurred at August 27, 1995. The pro forma information is provided for informational purposes only. It is based on historical information and does not necessarily reflect the actual results that would have occurred had the Acquisition occurred on August 27, 1995 nor does it purport to be indicative of future results of operations of the Company going forward (in thousands except per share amounts):

                                                     Six Months     Six Months
                                                     Ended          Ended
                                                     March 1,       February 24,
                                                     1997           1996
                                                     ----------------------
Pro forma net sales                                  $  76,896      $74,739
Pro forma gross profit                                  40,357       41,897
Pro forma net income                                       407        1,686
Pro forma earnings per common and
common equivalent share outstanding                     $ 1.09      $  4.50

The pro forma information for the six months ended March 1, 1997 and the six months ended February 24,1996 include adjustments for interest, depreciation, amortization and management fee expenses for all periods prior to the Acquisition on December 16, 1996.

The pro forma information also includes an adjustment of $1.1 million to reflect a prorated three month portion of annual cost savings of $4.3 million, which management believes will result from the elimination of duplicative personnel, occupancy and fixed overhead costs resulting from the closure of certain Balfour facilities, which were not acquired in the Balfour Acquisition. There can be no assurances that such cost savings will occur, or that the magnitude will not differ materially from such amounts.

The pro forma information for the six months ended March 1, 1997 includes the impact of $2.6 million in higher cost of goods sold expense related to an increase in inventory valuation at closing to reflect fair market value in accordance with purchase price accounting. The pro forma information for the six months ended February 24, 1996 has not been adjusted to reflect the impact of an increase in inventory valuation. (See Note 5.)

(9) NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

Net earnings per common and common equivalent share is based on the weighted average number of common shares outstanding using the treasury stock method and does not assume exercise of outstanding warrants for Common Stock which are anti-dilutive.

(10) RELATED PARTY MATTERS:

The Company entered into a Management Agreement, dated December 16, 1996, with Castle Harlan, Inc., as Manager, pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company. As compensation for such services, the Company will pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, and is renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

      In the following discussion unless the context otherwise requires, (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the acquisitions referred to below, (ii) the term "ArtCarved" refers to the predecessor assets, businesses, and operations of CJC Holdings, Inc. ("CJC") acquired by CBI, (iii) the term "Balfour" refers to the predecessor assets, businesses and operations of L. G. Balfour Company, Inc. ("L. G. Balfour Company") acquired by CBI, and (iv) the term "the Company" refers to CBI as combined with ArtCarved and Balfour after giving effect to the acquisitions.

General

      The Company is a manufacturer and supplier of class rings and graduation-related scholastic products for the high school and college markets and also manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations.

      On December 16, 1996, CBI completed the acquisitions (the Acquisitions) of ArtCarved and Balfour. CBI was initially formed in March, 1996 by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund (CHPII) for the purpose of acquiring ArtCarved and Balfour and until December 16, 1996 engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

      The Company's fiscal year consists of 52 or 53 weeks, as applicable, ending on the last Saturday of August.

Results of Operations

      The financial statements of the Company for the three and six months ended March 1, 1997 each only reflect operations for the period from December 16, 1996 (the purchase date of the predecessor operations of both ArtCarved and Balfour) to March 1, 1997. The financial statements are presented for the predecessors, ArtCarved and Balfour, for the three and six months ended February 24, 1996 and February 25, 1996, respectively. The results of operations of CBI for the three and six months ended March 1, 1997 are not comparable to the results of operations for the comparable prior year periods for each of the predecessor companies, because CBI was not engaged in business operations prior to December 16, 1996, and the information presented for the predecessor companies includes the operations of such entities for the full three or six month (as applicable) period and because the predecessor companies' results of operations are not otherwise directly comparable to or necessarily indicative of the results of operations of the Company following the Acquisitions.

Commemorative Brands, Inc.

Three and six months ended March 1, 1997

Net Sales - Net sales for the three and six months ended March 1, 1997 were $24.8 million. Approximately 70% of December, 1996 revenues for the businesses acquired by the Company were attributable to operations prior to December 16, 1996 (the date of the Acquisition) and were therefor recognized by predecessor companies.

Gross Profit - Gross profit for the three and six months ended March 1, 1997 was $10.5 million, or 42.5% of net sales. Cost of goods sold for the three and six months ended March 1, 1997, includes an incremental charge of $2.6 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of goods sold as the related inventory was sold. Gross profit, excluding this $2.6 million charge, would have been $13.1 million or 53.0% of sales. Gross profit for the three and six months ended March 1, 1997, was adversely affected by the higher overhead costs per unit for the month of December, 1996 following the Acquisitions as a result of the fact that approximately 70% of the net sales for December, 1996 were attributable to the pre-December 16, 1996 period and were therefore recognized by the Company's predecessors.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the three and six months ended March 1, 1997, were $11.8 million, or 47.5% of net sales.

Operating Income (Loss) - As a result of the foregoing, operating loss was $(1.2) million, or (5.0)% of net sales for the three and six months ended March 1, 1997. Operating income, excluding the $2.6 million charge resulting from the increased inventory valuation at the time of the Acquisitions in accordance with purchase price accounting, would have been $1.4 million.

Interest Expense, Net - Interest expense, net, was $2.6 million for the three and six months ended March 1, 1997. The majority of the interest expense was due to bank term debt of $25.0 million at rates ranging from 9% - 10% and interest on the $90.0 lion of Senior Subordinated Notes issn December 16, 1996 at a rate of 11%.

Provision for Income Taxes - Since the Company does not have a history of generating income from operations, no tax benefit on operating losses has been accrued. The $20,000 provision for income taxes represents state income taxes.

Net Income (Loss) - As a result of the foregoing, the Company had a net loss of $(3.9) million, or (15.6)% of net sales, for the three and six months ended March 1, 1997.

ArtCarved

Three and six months ended February 24, 1996

Net Sales - Net sales for the three and six months ended February 24, 1996 were $17.4 million and $39.3 million, respectively.

Gross Profit - Gross profit for the three and six months ended February 24, 1996 was $9.4 million and $22.1 million, respectively, or 53.7% and 56.1%, respectively, of net sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, for the three and six months ended February 26, 1996 were $6.5 million and $15.0 million, respectively, or 37.5% and 38.2%, respectively of net sales .

Operating Income - As a result of the foregoing, for the three and six months ended February 24, 1996 operating income was $2.8 million and $7.1 million, respectively, or 16.2% and 17.9%, respectively of net sales.

Interest Expense, Net - Interest expense, net for the three and six months ended February 24, 1996 was $3.0 million and $6.4 million, respectively. Average interest rates on the debt during the three and six months ended February 24, 1996, were approximately 10% for ArtCarved long-term debt and 11.5% for the ArtCarved gold loan.

Provision for Income Taxes - There was no income tax provision for the three and six months ended February 24, 1996 due to available federal net operating tax losses and other credit carry forwards of CJC that eliminated the need for a federal tax provision.

Net Income (Loss) - As a result of the foregoing, net income (loss) for the three and six months ended February 24, 1996 was $(0.2) million and $0.7 million, respectively or (1.2) % and 1.7%, respectively of net sales.

Balfour

Three and six months ended February 25, 1996

Net Sales - Net sales for the three and six months ended February 25, 1996 were $17.9 million and $35.4 million, respectively

Gross Profit - Gross profit for the three and six months ended February 25, 1996 was $9.4 million $19.1 million, respectively, or 52.8% and 54.0%, respectively of net sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the three and six months ended February 25, 1996 were $7.7 million and $16.6 million, respectively, or 42.9% and 47.0%, respectively of net sales.

Operating Income - As a result of the foregoing, operating income for the three and six months ended February 25, 1996 was $1.8 million and $2.5 million, respectively, or 10.0% and 7.0%, respectively of net sales.

Interest Expense, Net - Interest expense, net for the three and six months ended February 25, 1996 was $0.7 million and $1.4 million, respectively, substantially on account of intercompany debt at a rate of 11.5%.

Provision for Income Taxes - There was no income tax provision due to available federal net operating tax losses and other credit carry forwards at Town & Country that eliminated the need for a federal tax provision. The $47,000 and $95,000 provision for income taxes represents the state income taxes for the three and six months ended February 25, 1996, respectively.

Net Income - As a result of the foregoing, for the three and six months ended February 25, 1996 net income was $1.0 million and $1.4 million, respectively, or 5.7% and 4.0%, respectively of net sales.

Seasonality

The Company's sales are highly seasonal. Management anticipates that the Company will achieve its highest sales and income levels in its first fiscal quarter (September through November), followed in descending order by the third, second and fourth fiscal quarters. This is primarily due to the fall "back-to-school" selling season for class rings. The third fiscal quarter includes the spring semester school activities including graduation events, while the fourth fiscal quarter (and the second fiscal quarter to a lesser extent) includes the periods when school is not in session.

The Company's cash flows from operating activities for the period of December 16, 1996 to March 1, 1997 were primarily the net result of decreased accounts receivable, increased other assets, decreased accounts payable and increased accrued expenses. The decrease in accounts receivable and decrease in accounts payable were due to the seasonality of the business. As of December 16, 1996, the date of the consummation of the Acquisitions, inventory and receivables were at a high point of the year. The majority of the increase in accrued expenses related to payroll and tax accruals that were not a liability as of the Acquisition date.

                                   Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  Commemorative Brands, Inc.
                                          --------------------------------------
                                                  (Registrant)


Date:  May 1, 1997                        By:  /s/ Richard H. Fritsche
    -----------------------------------      -----------------------------------
                                                   Richard H. Fritsche
                                                   Chief Financial Officer