Form 10-Q
period 1997-05-31
COMMEMORATIVE BRANDS INC
filed 1997-07-11
CIK 1031595

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 333-20759

                           COMMEMORATIVE BRANDS, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                            13-3915801
          -------------------------------           -------------------
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)            Identification No.)

                      7211 Circle S Road, Austin, Texas 78745
             -------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code (512) 440-0571

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ___

PART I -- FINANCIAL STATEMENTS
Items 1. Consolidated Financial Statements and Notes

                           COMMEMORATIVE BRANDS, INC.
                           CONSOLIDATED BALANCE SHEET
                  (In thousands, except share data - unaudited)

                                                                       Predecessors
                                                                   ---------------------
                                                                   ArtCarved    Balfour
                                                         May 31,   August 31,  August 25,
                                                          1997       1996        1996
                                                       ---------   ----------  ---------
ASSETS
Current assets:
    Cash and cash equivalents                          $   1,011   $      --   $     59
    Accounts receivable, net                              33,849       9,391     13,234
    Inventories                                           15,912       5,402      8,507
    Prepaid expenses and other current assets              6,455       2,115      3,290
                                                       ---------   ---------   --------
          Total current assets                            57,227      16,908     25,090
Property, plant and equipment, net                        34,318      11,149      9,770
Trademarks, net                                           30,388      21,421         --
Goodwill, net                                             77,534      12,284         --
Intangible and other assets, net                           6,124      12,780      3,160
                                                       ---------   ---------   --------
         Total assets                                  $ 205,591   $  74,542   $ 38,020
                                                       =========   =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Accounts payable and accrued expenses              $  34,558   $  11,845   $  9,582
    Current portion of long-term debt                        500       2,000        308
                                                       ---------   ---------   --------
         Total current liabilities                        35,058      13,845      9,890
Due to Parent, net                                            --          --     14,295
Long-Term Debt, net of current portion                   114,375      89,221         23
Other Long-Term Liabilities                               11,273          --        818
                                                       ---------   ---------   --------
    Total liabilities                                    160,706     103,066     25,026

Stockholders' Equity
    Preferred Stock, $.01 par value, 750,000 shares
     authorized
      Series A, 100,000 shares issued and outstanding     10,000          --         --
      Series B, 375,000 shares issued and outstanding     37,500          --         --
    Common Stock, $.01 par value, 750,000 shares               4          --          4
      authorized, 375,000 issued and outstanding
    Additional paid-in capital                             2,666          --     75,970
    Retained earnings (deficit)                           (5,285)         --    (62,980)
    Advances and equity (deficit)                             --     (28,524)        --
                                                       ---------   ---------   --------
         Total stockholders' equity                       44,885     (28,524)    12,994
                                                       ---------   ---------   --------
         Total liabilities & stockholders' equity      $ 205,591   $  74,542   $ 38,020
                                                       =========   =========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                          CONSOLIDATED INCOME STATEMENT
                  (In thousands, except share data - unaudited)

                                                For the Three Months Ended
                                              --------------------------------
                                                               Predecessors
                                                           -------------------
                                                           ArtCarved  Balfour
                                               May 31,      May 25,   May 26,
                                                1997         1996      1996
                                              ---------   ---------   --------
Net sales                                     $  36,927   $  18,933   $ 24,134
Cost of goods sold                               18,504       8,735     11,966
                                              ---------   ---------   --------
Gross profit                                     18,423      10,198     12,168
Selling, general and
 administrative expenses                         15,896       6,612     10,396
                                              ---------   ---------   --------
Operating income                                  2,527       3,586      1,772
Other (income) expense:
  Interest expense, net                           3,371       2,803        152
  Interest on Due to Parent, net                     --          --        555
                                              ---------   ---------   --------
     Other expense, net                           3,371       2,803        707
                                              ---------   ---------   --------
     Income (loss) before provision
     for income taxes                              (844)        783      1,065
Provision for income taxes                           30          --         25
                                              ---------   ---------   --------
     Net income (loss)                        $    (874)  $     783   $  1,040
                                              ---------   ---------   --------
Preferred dividends                                (300)         --         --
                                              ---------   ---------   --------
Net income (loss) to
 common stockholders                          $  (1,174)  $     783   $  1,040
                                              =========   =========   ========
Earnings (loss) per common
 and common equivalent shares
 outstanding                                  $   (3.13)
                                              =========
Common and common
equivalent shares outstanding                   375,000
                                              =========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                          CONSOLIDATED INCOME STATEMENT
                  (In thousands, except share data - unaudited)

                                                For the Nine Months Ended *
                                              --------------------------------
                                                               Predecessors
                                                          --------------------
                                                           ArtCarved  Balfour
                                               May 31,      May 25,   May 26,
                                                1997         1996      1996
                                              ---------   ---------   --------
Net sales                                     $  61,678   $  58,267   $ 59,539
Cost of goods sold                               32,746      25,998     28,254
                                              ---------   ---------   --------
Gross profit                                     28,932      32,269     31,285
Selling, general and
 administrative expenses                         27,646      21,626     27,024
                                              ---------   ---------   --------
Operating income                                  1,286      10,643      4,261
Other (income) expense:
  Gain on sale of facility                           --          --       (418)
  Interest expense, net                           5,971       9,196        432
  Interest on Due to Parent, net                     --          --      1,675
                                              ---------   ---------   --------
     Other expense, net                           5,971       9,196      1,689
                                              ---------   ---------   --------
     Income (loss) before provision
     for income taxes                            (4,685)      1,447      2,572
Provision for income taxes                           50          --        120
                                              ---------   ---------   --------
     Net income (loss)                        $  (4,735)  $   1,447   $  2,452
                                              ---------   ---------   --------
Preferred dividends                                (550)         --         --
                                              ---------   ---------   --------
Net income (loss) to
 common stockholders                          $  (5,285)  $   1,447   $  2,452
                                              =========   =========   ========
Earnings (loss) per common
 and common equivalent shares
 outstanding                                  $  (14.09)
                                              =========
Common and common
equivalent shares outstanding                   375,000
                                              =========

----------
*Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the acquisition and financing thereof.

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  (In thousands, except share data - unaudited)

                                             Preferred Stock                 Common Stock
                                 --------------------------------------    ----------------
                                      Series A            Series B                           Additional
                                 -----------------   -----------------                         paid-in        Retained
                                  Shares    Amount    Shares    Amount     Shares   Amount     capital   earnings (deficit)  Total
                                 -----------------   -----------------    -----------------  ----------  ------------------ --------
Balance, March 28, 1996                --  $     --        --  $     --        --  $     --  $     --        $     --      $     --
    (date of formation)

Issuance of Common Stock               --        --        --        --   375,000         4     2,666              --         2,670

Issuance of Preferred Stock       100,000    10,000   375,000    37,500        --        --        --              --        47,500

Accrued Preferred Stock dividends      --        --        --        --        --        --        --            (550)         (550)

Net loss                               --        --        --        --        --        --        --          (4,735)       (4,735)
                                  -----------------   -----------------   -----------------  --------        --------      --------

Balance, May 31, 1997             100,000  $ 10,000   375,000  $ 37,500   375,000  $      4  $  2,666        $ (5,285)     $ 44,885
                                  =================   =================   =================  ========        ========      ========

        The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                             STATEMENT OF CASH FLOWS
                           (In thousands - unaudited)

                                                                             For the Nine Months Ended*
                                                                      ---------------------------------------
                                                                                           Predecessors
                                                                                      -----------------------
                                                                                      ArtCarved       Balfour
                                                                                        May 25,       May 26,
                                                                      May 31, 1997       1996          1996
                                                                      ------------    ---------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                    $  (4,735)     $   1,447      $   2,452
  Adjustments to reconcile net income (loss) to net cash provided by operating activities-
      Depreciation and amortization                                        2,541          3,789          2,227
      Provision for doubtful accounts                                        327            454            115
      Gain on sale of property, plant and equipment                           --             --           (418)
      Changes in assets and liabilities-
         Decrease (increase) in receivables                                1,270         (2,709)        (6,656)
         Decrease (increase) in inventories                                5,967         (1,074)         1,901
         Decrease in prepaid expenses and other current assets                89              2          1,154
         (Increase) in other assets                                       (1,703)        (1,751)          (529)
         Increase (decrease) in accounts payable and accrued expenses      2,248         (7,325)        (1,276)
         Increase (decrease) in deferred compensation                         --             --           (119)
                                                                       ---------      ---------      ---------

         Net cash provided by (used in) operating activities               6,004         (7,167)        (1,149)
                                                                       ---------      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of fixed assets                                        --             --            939
    Purchases of property, plant and equipment                            (2,100)          (677)          (806)
    Cash paid for the acquisitions of ArtCarved
    and Balfour including transaction costs                             (169,032)            --             --
                                                                       ---------      ---------      ---------

         Net cash (used in) provided by investing activities            (171,132)          (677)           133
                                                                       ---------      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in advances                                                     --         24,129             --
   Proceeds from (payments on) borrowings from Parent, net                    --             --          1,391
   Proceeds from debt issuance                                           120,200             --             --
   Proceeds from issuance of common and preferred stock                   50,000             --             --
   Note payments                                                          (5,325)       (16,285)            --
   Borrowings (payments) on capital leases                                    --             --           (375)
   Additional paid-in capital                                                170             --             --
                                                                       ---------      ---------      ---------

         Net cash provided by financing activities                       165,045          7,844          1,016
                                                                       ---------      ---------      ---------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                                          (83)            --             --

CASH AND CASH EQUIVALENTS, beginning of period                             1,094             --             --
                                                                       ---------      ---------      ---------

CASH AND CASH EQUIVALENTS, end of period                               $   1,011      $      --      $      --
                                                                       =========      =========      =========


SUPPLEMENTAL DISCLOSURE
   Cash paid during the period for-
         Interest                                                      $     844      $   9,208      $      32
                                                                       =========      =========      =========
         Taxes                                                         $       3      $      --      $     141
                                                                       =========      =========      =========

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Accrued Preferred Stock dividends                                  $     550      $      --      $      --
                                                                       =========      =========      =========

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

In consideration for ArtCarved, CBI paid CJC in cash the sum of $115.1 million and assumed certain related liabilities. In consideration for Balfour, CBI paid Town & Country and L. G. Balfour Company, Inc. in cash the sum of $45.9 million and assumed certain related liabilities. In addition, CBI purchased the gold on consignment to Balfour as of the closing date for a purchase price of approximately $5.4 million.

The following represents the preliminary allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on management's estimate of fair values. This preliminary allocation is based upon estimates and assumptions which are subject to subsequent determinations and more detailed analyses, receiving final detailed appraisals and evaluations of specific assets and liabilities. The Company has adjusted the purchase prices for amounts known to date. The final allocation of the purchase prices for the Acquisitions may differ from the amounts set forth below (in thousands):

                                          ArtCarved         Balfour
                                          ---------         -------

Current assets                              $23,220        $35,836
Property, plant and equipment                17,039         16,517
Goodwill                                     61,457         12,521
Trademarks                                   17,740         13,000
Other long-term assets                        1,687            171
Accounts payable and accrued expenses        (6,066)       (19,974)
Other long-term liabilities                      --         (6,808)
                                           --------       --------

                                           $115,077       $ 51,263
                                           ========       ========

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments and revisions to purchase adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter and year to date periods ending May 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 30, 1997.

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

Other Assets

Other assets include debt issuance costs which are amortized over the lives of the specific debt instrument.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements and will be effective for the Company for the year ending August 29, 1998. The earnings per share in the accompanying financial statements was computed pursuant to APB Opinion No. 15 and is the same that would be required for basic earnings per share under SFAS No. 128, which is determined using only the weighted average shares outstanding. The Company also has outstanding warrants that would not be included in the computation of diluted earnings per share under SFAS No. 128 because to do so would be anti-dilutive.

(5)   INVENTORIES:

Inventories, which include raw materials, labor, and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method. Inventory for CBI as of May 31, 1997 includes gold on consignment to CBI, consisting of 19,720 fine troy ounces. The liability for gold on consignment is classified as an accounts payable item on the Company's balance sheet. A summary of inventories is as follows (in thousands):

                                                   Predecessors
                                         ---------------------------------
                                CBI         ArtCarved          Balfour
                           May 31, 1997  August 31, 1996   August 25, 1996
                           ------------  ---------------   ---------------
Raw materials                $ 8,794         $4,007            $3,645
Works in process               5,115          1,010             2,919
Finished goods                 2,003            385             1,943
                             -------         ------            ------
                             $15,912         $5,402            $8,507
                             =======         ======            ======

Cost of goods sold includes depreciation and amortization of approximately $ 0.9 million, $ 1.3 million and $ 0.7 million for the nine months ended May 31, 1997, May 25, 1996 and May 26, 1996 for CBI, ArtCarved and Balfour, respectively.

In accordance with purchase price accounting, at the purchase date (December 16, 1996), the inventory balance was increased by $4.7 million to restate inventory at fair market value. During the period from December 16, 1996 to May 31, 1997, approximately $4.5 million of this increase was expensed to cost of goods sold.

(6)   LONG-TERM DEBT:

Long-term debt consists of the following (in thousands):

                                                           Predecessors
                                                  ---------------------------------
                                         CBI         ArtCarved          Balfour
                                    May 31, 1997  August 31, 1996   August 25, 1996
                                    ------------  ---------------   ---------------
Predecessor Lease Obligation          $     --        $     --            $  331
Predecessor Subordinated Debt               --          34,521                --
Predecessor Secured Notes                   --          56,700                --
11% Senior Subordinated Notes           90,000              --                --
  Due 2000
Term Loan Facility                      24,875              --                --
                                      --------        --------            ------
Total Debt                             114,875          91,221               331
Less-
Current Portion                            500           2,000               308
                                      --------        --------            ------
Total Long-Term Debt                  $114,375        $ 89,221            $   23
                                      ========        ========            ======

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

The 11% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness and issue preferred stock, (ii) pay dividends or make certain other restricted payments, (iii) enter into transactions with affiliates, (iv) create certain liens, (v) make certain asset dispositions and
(vi) merge or consolidate with, or transfer substantially all of its assets to, another person.

Bank Credit Facility

The Company has a credit facility with a group of banks (bank credit facility) pursuant to which the Company initially borrowed $25 million under a term loan facility and may borrow up to $35 million from time to time under a revolving credit and gold facility. Loans outstanding under the bank credit facility bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

Term Loan Facility

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments, commencing March 31, 1997.

Revolving Credit and Gold Facilities

The revolving credit and gold facilities permit borrowings of up to a maximum aggregate principal amount of $35.0 million at any one time outstanding based upon availability under a borrowing base based on eligible receivables at any one time outstanding and eligible inventory (each as defined), with a sublimit of $3.0 million for letters of credit and $10.0 million for gold borrowings or consignments. Management believes that it will have sufficient availability under these facilities to meet its working capital needs.

The bank credit facilities contain certain financial covenants that require the Company to maintain certain minimum levels of (i) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), (ii) consolidated EBITDA, and (iii) interest coverage. The bank credit facility also contains other covenants which, among other things, limit the ability of the Company and its subsidiaries to (i) incur additional indebtedness, (ii) acquire and dispose of assets, (iii) create liens, (iv) make capital expenditures, (v) pay dividends on or redeem shares of the Company's capital stock, and (vi) make certain investments.

(7) EQUITY:

The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share and 750,000 shares of Common Stock, par value $.01 per share. The Company currently has issued and outstanding 100,000 shares of Series A Preferred, 375,000 shares of Series B Preferred and 375,000 shares of Common Stock.

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

                                           Nine Months    Nine Months
                                           Ended          Ended
                                           May 31,        May 25,
                                           1997           1996
                                           --------------------------
Pro forma net sales                        $113,823       $117,806
Pro forma gross profit                       58,584         65,501
Pro forma net income (loss)                  (2,444)         4,950
Pro forma earnings (loss) per common and
common equivalent share outstanding        $ ( 6.52)      $  13.20

The pro forma information for the nine months ended May 31, 1997 and the nine months ended May 25, 1996 include adjustments for interest, depreciation, amortization and management fee expenses for all periods prior to the Acquisitions on December 16, 1996.

The nine months ended May 25, 1996 pro forma information also includes an adjustment of $3.2 million to reflect a prorated nine month portion of annual cost savings of $4.3 million, which management believes will result from the elimination of duplicative personnel, occupancy and fixed overhead costs resulting from the closure of certain Balfour facilities, which were not acquired in the acquisition of Balfour. The nine months ended May 31, 1997 pro forma information includes an adjustment of $1.1 million to reflect a prorated three month portion of annual cost savings up to the date of Acquisition. The actual annual cost savings will not be fully realized in the Company's fiscal year ending August 31, 1997. There can be no assurances that such cost savings will occur, or that the magnitude will not differ materially from the assumed amounts.

The pro forma information for the nine months ended May 31, 1997 includes the impact of $4.5 million in higher cost of goods sold expense related to an increase in inventory valuation at closing to reflect fair market value in accordance with purchase price accounting. The pro forma information for the nine months ended May 25, 1996 has not been adjusted to reflect the impact of an increase in inventory valuation. (See Note 5.)

(9) NET EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE:

Net earnings per common and common equivalent share is based on the weighted average number of common shares outstanding and does not assume exercise of outstanding warrants for Common Stock which are anti-dilutive.

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

      On December 16, 1996, CBI completed the acquisitions (the Acquisitions) of ArtCarved and Balfour. CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund (CHPII) for the purpose of acquiring ArtCarved and Balfour and until December 16, 1996 engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

      The Company's fiscal year consists of 52 or 53 weeks, as applicable, ending on the last Saturday of August.

Results of Operations

      The financial statements of the Company for the nine months ended May 31, 1997 reflect operations for the period from December 16, 1996 (the purchase date of the predecessor operations of both ArtCarved and Balfour) to May 31, 1997. The financial statements are presented for the predecessors, ArtCarved and Balfour, for the three and nine months ended May 25, 1996 and May 26, 1996, respectively. The results of operations of CBI for the nine months ended May 31, 1997 are not comparable to the results of operations for the comparable prior year periods for each of the predecessor companies, because CBI was not engaged in business operations prior to December 16, 1996, and the information presented for the predecessor companies includes the operations of such entities for the full nine month period and because the predecessor companies' results of operations are not otherwise directly comparable to or necessarily indicative of the results of operations of the Company following the Acquisitions.

Commemorative Brands, Inc.

Three months ended May 31, 1997 to three months ended May 25, 1996 (ArtCarved) and three months ended May 26, 1996 (Balfour)

Net Sales - Net sales decreased $6.1 million, or 14.3%, to $36.9 million for the three months ended May 31, 1997 from $18.9 million for the three months ended May 25, 1996 for ArtCarved and $24.1 million for the three months ended May 26, 1996 for Balfour. The decrease in sales resulted from a decline in the sales of recognition and affinity products and a delay of shipments of products due to the transition of the Balfour operations from Massachusetts to Texas.

Gross Profit - Gross Profit decreased $3.9 million, or 17.6%, to $18.4 million for the three months ended May 31, 1997. As a percentage of net sales, gross profit was 49.9% for the three months ended May 31, 1997. Cost of goods sold for the three months ended May 31, 1997 includes an incremental charge of $2.0 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting, which was expensed to cost of goods sold as the related inventory was sold. Gross profit, excluding this $2.0 million charge, would have been $20.4 million, or 55.2%, of sales for the three months ended May 31, 1997 compared to $10.2 million, or 53.9%, for the three months ended May 25, 1996 for ArtCarved and $12.2 million, or 50.4%, for the three months ended May 26, 1996 for Balfour. In 1997 gross profit as a percentage of net sales benefited from higher margins in the recognition and affinity business and in the fine paper business which primarily resulted from the consolidation of the fine paper manufacturing plants during 1996.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $1.1 million, or 6.5%, to $15.9 million for the three months ended May 31, 1997 from $6.6 million for the three months ended May 25, 1996 for ArtCarved and $10.4 million for the three months ended May 26, 1996 for Balfour. As a percentage of net sales, selling, general and administrative expenses increased to 43.0% for the three months ended May 31, 1997 from 39.5% for the combined three months ended May 25, 1996 for ArtCarved and for the three months ended May 26, 1996 for Balfour. The increase was primarily a result of the decreased sales for the three months ended May 31, 1997.

Operating Income - As a result of the foregoing, operating income was $2.5 million for the three months ended May 31, 1997. As a percentage of net sales, operating income decreased to 6.8% for the three months ended May 31, 1997 from 12.4% for the combined three months ended May 25, 1996 for ArtCarved and three months ended May 26, 1996 for Balfour. Operating income excluding the $2.0 million charge resulting from the increased inventory valuation at the time of the Acquisitions in accordance with purchase price accounting, would have been $4.5 million, or 12.2%, of net sales.

Interest Expense - Interest expense, net was $3.4 million for the three months ended May 31, 1997. The majority of the interest expense was due to the bank term debt of $24.9 million at rates ranging from 9% - 10% and interest on the $90 million of Senior Subordinated Notes issued on December 16, 1996 at a rate of 11%.

Provision for Income Taxes - Since the Company does not have a history of generating income from operations, no tax benefit on operating losses has been accrued. The $30,000 provision for income taxes represents state income taxes.

Net Income (Loss) - As a result of the foregoing, the Company had a net loss of $(1.2) million, or (3.2)% of net sales, for the three months ended May 31, 1997 as compared to net income of $1.8 million for the combined three months ended May 25, 1996 for ArtCarved and three months ended May 26, 1996 for Balfour.

Commemorative Brands, Inc.

Nine months ended May 31, 1997

Net Sales - Net sales for the nine months ended May 31, 1997 were $61.7 million. Approximately 70% of December 1996 revenues for the businesses acquired by the Company were attributable to operations prior to December 16, 1996 (the date of the Acquisitions) and were therefore recognized by predecessor companies.

Gross Profit - Gross profit for the nine months ended May 31, 1997 was $28.9 million, or 46.9% of net sales. Cost of goods sold for the nine months ended May 31, 1997, includes an incremental charge of $4.5 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of goods sold as the related inventory was sold. Gross profit, excluding this $4.5 million charge, would have been $33.4 million or 54.2% of sales. Gross profit for the nine months ended May 31, 1997, was adversely affected by the higher overhead costs per unit for the month of December 1996 following the Acquisitions as a result of the fact that approximately 70% of the net sales for December 1996 were attributable to the pre-December 16, 1996 period and were therefore recognized by the Company's predecessors.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the nine months ended May 31, 1997, were $27.6 million, or 44.8% of net sales.

Operating Income - As a result of the foregoing, operating income was $1.3 million, or 2.1% of net sales for the nine months ended May 31, 1997. Operating income, excluding the $4.5 million charge resulting from the increased inventory valuation at the time of the Acquisitions in accordance with purchase price accounting, would have been $5.8 million.

Interest Expense, Net - Interest expense, net, was $6.0 million for the nine months ended May 31, 1997. The majority of the interest expense was due to bank term debt of $24.9 million at rates ranging from 9% - 10% and interest on the $90.0 million of Senior Subordinated Notes issued on December 16, 1996 at a rate of 11%.

Provision for Income Taxes - Since the Company does not have a history of generating income from operations, no tax benefit on operating losses has been accrued. The $50,000 provision for income taxes represents state income taxes.

Net Income (Loss) - As a result of the foregoing, the Company had a net loss of $(5.3) million, or (8.6)% of net sales, for the nine months ended May 31, 1997.

ArtCarved

Nine months ended May 25, 1996

Net Sales - Net sales for the nine months ended May 25, 1996 were $58.3 million.

Gross Profit - Gross profit for the nine months ended May 25, 1996 was $32.3 million, or 55.4% of net sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses, for the nine months ended May 25, 1996 were $21.6 million, or 37.1% of net sales.

Operating Income - As a result of the foregoing, for the nine months ended May 25, 1996 operating income was $10.6 million, or 18.3% of net sales.

Interest Expense, Net - Interest expense, net for the nine months ended May 25, 1996 was $9.2 million. Average interest rates on the debt during the nine months ended May 25, 1996, were approximately 10% for ArtCarved long-term debt and 10.3% for the ArtCarved gold loan.

Provision for Income Taxes - There was no income tax provision for the nine months ended May 25, 1996 due to available federal net operating tax losses and other credit carry forwards of CJC that eliminated the need for a federal tax provision.

Net Income (Loss) - As a result of the foregoing, net income for the nine months ended May 25, 1996 was $1.4 million or 2.5% of net sales.

Balfour

Nine months ended May 26, 1996

Net Sales - Net sales for the nine months ended May 26, 1996 was $59.5 million.

Gross Profit - Gross profit for the nine months ended May 26, 1996 was $31.3 million, or 52.5% of net sales.

Selling, General and Administrative Expenses - Selling, general and administrative expenses for the nine months ended May 26, 1996 was $27.0 million, or 45.4% of net sales.

Operating Income - As a result of the foregoing, operating income for the nine months ended May 26, 1996 was $4.3 million, or 7.2% of net sales.

Interest Expense, Net - Interest expense, net for the nine months ended May 26, 1996 was $2.1 million, substantially on account of intercompany debt at a rate of 11.5%.

Provision for Income Taxes - There was no income tax provision due to available federal net operating tax losses and other credit carry forwards at Town & Country that eliminated the need for a federal tax provision. The $120,000 provision for income taxes represents the state income taxes for the nine months ended May 26, 1996, respectively.

Net Income - As a result of the foregoing, for the nine months ended May 26, 1996 net income was $2.5 million, or 4.1% of net sales.

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

Liquidity and Cash Flows

The Company's cash flows from operating activities for the period of December 16, 1996 to May 31, 1997 were primarily the net result of decreased accounts receivable, decreased inventories, increased other assets, decreased accounts payable and accrued expenses. The decrease in accounts receivable, inventories, accounts payable and accrued expenses were due to the seasonality of the business. As of December 16, 1996, the date of the consummation of the Acquisitions, inventory and receivables were at a high point of the year. The majority of the increase in other assets related to transaction fees and expenses. At May 31, 1997 the Company had a $35.0 million revolving credit facility with up to $24.1 million available in borrowings and $17.3 million for future borrowings. Borrowings under the bank credit facility are subject to certain borrowing base requirements relating to the Company's eligible receivables and eligible inventory. Management believes that cash flows generated by existing operations and its available bank credit facilities will be sufficient to fund its ongoing operations.

                                   Signatures:

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Commemorative Brands, Inc.
                                    --------------------------------
                                       (Registrant)


Date:                               By:
     ----------------------            -----------------------------
                                          Richard H. Fritsche
                                          Chief Financial Officer