Form 10-Q/A
period 1997-05-31
COMMEMORATIVE BRANDS INC
filed 1997-07-14
CIK 1031595

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               (Amendment No. 1)

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

                                       Commemorative Brands, Inc.
                                    --------------------------------
                                       (Registrant)


Date: July 14, 1997                 By: /s/ Richard H. Fritsche
     ----------------------            -----------------------------
                                          Richard H. Fritsche
                                          Chief Financial Officer