Form 10-K
period 1997-09-30
COMMEMORATIVE BRANDS INC
filed 1997-11-26
CIK 1031595

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     ------------

                                      FORM 10-K

                                     ------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
         FOR THE FISCAL YEAR ENDED AUGUST 30, 1997

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934



                              COMMEMORATIVE BRANDS, INC.
                (Exact name of registrant as specified in its charter)

           DELAWARE                                  13-3915801
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

                                  7211 CIRCLE S ROAD
                                 AUSTIN, TEXAS 78745
                 (Address of principal executive offices) (Zip Code)

          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (512) 444-0571

             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
    None                                              None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                         None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] (Not Applicable)

The aggregate market value of the voting stock held by non-affiliates at August 30, 1997: $0.00

                           375,000 shares of common stock
                 (Number of shares outstanding as of August 30, 1997)

                              COMMEMORATIVE BRANDS, INC.
                                      FORM 10-K
                      FOR THE FISCAL YEAR ENDED AUGUST 30, 1997
                                        INDEX

                                                                            Page


                                        PART I

Item 1.  Business.............................................................1

Item 2.  Properties...........................................................7

Item 3.  Legal Proceedings....................................................7

Item 4.  Submission of Matters to a Vote of Security Holders..................7

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters..................................................8

Item 6.  Selected Financial Data..............................................8

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................14

Item 8.  Financial Statements and Supplementary Data.........................22

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure................................................22

                                       PART III

Item 10. Directors and Executive Officers of the Registrant..................23

Item 11. Executive Compensation..............................................25

Item 12. Security Ownership of Certain Beneficial Owners and Management......28

Item 13. Certain Relationships And Related Transactions......................29

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K....30

         Signatures..........................................................31

         Financial Statements................................................33

         Exhibit Index.......................................................87

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Commemorative Brands, Inc. (the "Company") is a leading manufacturer of class rings in the United States. The Company also supplies other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. On December 16, 1996, the Company completed the acquisitions ("Acquisitions") of substantially all of the scholastic and recognition and affinity products, assets and business of the ArtCarved ("ArtCarved") operations of CJC Holdings, Inc. ("CJC") and the Balfour operations ("Balfour") of the L. G. Balfour Company, Inc., a wholly-owned subsidiary of Town & Country Corporation ("Town & Country").

    The ARTCARVED-Registered Trademark- brand name has been associated with numerous technical and marketing innovations during more than 50 years in the jewelry industry and has been used for class rings since 1976. Prior to the Acquisitions and since 1963, ArtCarved and its predecessor were the leading supplier of high school rings in the in-store market, and had also been a leading supplier of college class rings. Balfour began as an insignia jewelry manufacturer in 1913 and entered the class ring industry in 1922, eventually becoming a significant producer of class rings as well as service awards and recognition products. Prior to the Acquisitions, Balfour manufactured and sold high school and college class rings, scholastic fine paper products and graduation accessories through a network of independent sales representatives who marketed BALFOUR-Registered Trademark- products directly in-school and on-campus.

    The Company was formed as a Delaware corporation in March, 1996, by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund, for the purpose of acquiring ArtCarved and Balfour, and until December 16, 1996, engaged in no business or activities other than in connection with the Acquisitions and the financing thereof.

PRODUCTS

    The Company's most significant product line (approximately 88% of net sales during fiscal 1997) is scholastic products, consisting of high school and college class rings, graduation-related fine paper products and other graduation accessories. The Company's other product line (approximately 12% of net sales during fiscal 1997), its recognition and affinity products, consists of jewelry and other products designed to enable purchasers to show affinity or support for their favorite teams, to show pride in their affiliations and to help companies and other organizations promote and recognize achievement.

    The Company's largest product offerings are its high-school and college class rings. The Company offers over 200 styles of high school class rings ranging from traditional to highly stylish and fashion oriented. Most of the Company's high school class rings are available in gold or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone, and emblems of over 100 activities or sports can appear on the sides. As a result, students have the ability to customize their rings by designing highly personal and meaningful rings to commemorate their high school education. During the fiscal year 1997, the Company's high school class rings generally ranged in price to the student from approximately $50 for a nonprecious metal ring up to approximately $500 for a gold ring with precious stones.

    The Company's college class rings are similar to the Company's high school class rings in terms of the variety of customization and personalization options available. However, college rings tend to be larger than high school rings, and many more college rings are ordered in 14- and 18-karat gold or with precious or semiprecious stones. During fiscal year 1997, the average selling price of the college class ring was higher than that of the Company's high school class ring, with prices generally ranging from approximately $100 for a nonprecious metal ring to as much as $2,000 for a gold ring with precious stones.

    The Company produces and markets a wide array of fine paper products, including customized graduation announcements, name cards, thank-you stationery, business cards, diplomas, mini-diplomas, certificates, appreciation covers, diploma covers, and fine paper accessory items. Through its independent sales representatives, the Company also markets certain graduation accessories that it does not produce, such as T-shirts and pendants denoting class year, caps and gowns, yearbooks, memory books and other scholastic products. During the last quarter of fiscal year 1997, the Company began selling fine paper products, primarily graduation announcements and name cards, through college bookstores.

    The Company manufactures and markets a variety of recognition and affinity jewelry for specialty niche markets. The Company's "recognition" products are designed to commemorate accomplishments and achievements in business, sporting or other endeavors, and "affinity" products are designed to express pride in one's affiliations with a particular organization or support for one's favorite teams and organizations. The Company's recognition and affinity jewelry products are grouped into four primary categories. The personalized family jewelry products consist of rings custom-made to include children's names, birth dates and birthstones, and personalized jewelry such as necklaces and bracelets designed to commemorate family celebrations and holidays such as Mother's Day and Valentine's Day. The Company distinguishes its personalized family jewelry from that of its competitors through extensive personalization with family names, dates, crests and events. The Company's licensed consumer sports jewelry includes rings, pins and pendants containing team logos, mascots and colors, that are manufactured for fans to express their support for their favorite professional or amateur sports team. The Company's professional sports championship jewelry consists of similar products but is designed for the championship individual or team to commemorate its championship, accomplishments or achievements. The Company offers sports championship jewelry for professional sports organizations (including Super Bowl rings to the San Francisco 49ers in 1995 and World Series rings to the New York Yankees in 1996) as well as jewelry for individuals to commemorate American Bowling Congress-sanctioned perfect games. Corporate recognition and reward jewelry includes jewelry awards for employees of various corporations.

SALES AND MARKETING

    The Company has a strong national presence in all three primary sales channels for class rings and scholastic products: (i) the high school in-store sales channel of independent retail jewelers, retail jewelry chains and mass merchants; (ii) the high school in-school sales channel of independent sales representatives; and (iii) the college on-campus sales organization. Management believes the Company's presence in these sales channels distinguishes it from its competitors and enables it to sell class rings throughout the year and to offer its products through a wider array of formats and locations, thereby providing customers with the convenience and choice of sales channels. No single customer of the Company represented more than 5% of net sales in fiscal year 1997.

    The Company markets its class rings: (i) in-store to independent and chain jewelers under the names ARTCARVED-Registered Trademark- and R. JOHNS-Registered Trademark- and to mass merchants under the names KEYSTONE-Registered Trademark-, CLASS RINGS, LTD.-Registered Trademark-, and MASTER CLASS RINGS-Registered Trademark-; (ii) in high schools under the BALFOUR-Registered Trademark- name; and (iii) on college campuses under the ARTCARVED-Registered Trademark- and BALFOUR-Registered Trademark- names. The Company markets its graduation-related fine paper and accessories under the BALFOUR-Registered Trademark- and ARTCARVED-Registered Trademark- names. The Company markets its licensed consumer sports jewelry and its corporate recognition and reward jewelry under the BALFOUR-Registered Trademark- name, its sports championship jewelry under the BALFOUR-Registered Trademark- and KEEPSAKE-Registered Trademark- names and its personalized family jewelry under the CELEBRATIONS OF LIFE-Registered Trademark-, GENERATIONS OF LOVE-TM-, and NAME-SAKE-TM- names.

    The Company is one of the leading suppliers of high school class rings in the in-store channel based on net sales for fiscal 1997. A predecessor of the Company introduced the concept of in-store sales for high school class rings in 1963 as an alternative to traditional in-school sales. The Company sells its high school class rings in-store to independent jewelry retailers, large jewelry chains and to mass merchants. The Company was the first class ring manufacturer to sell class rings to mass merchants, an area of strong sales growth within the class ring industry over the last eight years. Since 1987, the Company has sold its products to mass merchants such as Wal-Mart and Kmart. The Company utilizes distinct product brands, product line characteristics and pricing for each of the in-store sales channels. Advertising is particularly important in the in-store market to inform students and parents that the retailer offers alternatives to the products sold at school. The Company utilizes a combination of national, regional, local and co-op print and local direct mail advertising for its products depending on the type of retailer involved.

    The Company also markets its products in high schools using the BALFOUR-Registered Trademark- brand name through its independent sales representatives, who offer both class rings and a variety of fine paper products and graduation accessories directly to high school students.. The Company's in-school sales channel is supported through a sales organization that consists of approximately 125 regional independent representatives who work exclusively for the Company with respect to the types of products represented by the
Company's product lines.    Approximately 20 independent sales representatives
service colleges and universities.

    The Company compensates its independent sales representatives on a commission basis, and most independent sales representatives receive a monthly draw against commission earned, although all expenses, including promotional materials made available by the Company, are the responsibility of the representative. The Company's independent sales representatives operate under contract with exclusive non-compete arrangements that prohibit such representatives from selling competing products during the term of their arrangement with the Company and for a period of time, generally two years, thereafter. Depending on geographical size and volume, independent sales representatives may employ one or more additional sales representatives in addition to part-time or full-time personnel.

    The Company's college class rings are sold under the ARTCARVED-Registered Trademark- brand name and under the BALFOUR-Registered Trademark- brand name primarily through on-campus bookstores and, to a lesser extent, through local bookstores, both of which typically also offer class rings distributed by one or more of the Company's competitors. The college bookstores display the Company's products, although approximately 85% of all orders are taken by the Company's sales representatives at special events periodically set up at the bookstore or campus student center. College class ring sales are principally supported by sales promotions with school newspaper advertising and direct mailings to students and parents. The Company uses promotions to stimulate sales in the critical back-to-school, pre-Christmas and pre-graduation periods. The Company differentiates itself from its competitors through its high quality rings, innovative styles, quick delivery times and promotional services that attract students to tables containing product information. Beginning during the fourth quarter of fiscal year 1997, the Company began to offer Balfour fine paper products through the more extensive ArtCarved college on-campus sales channels.

    Recognition and affinity products are sold either (i) to retail outlets or directly to the group or organization, or (ii) by a combination of field sales personnel and corporate sales personnel. The Company's BALFOUR-Registered Trademark- licensed consumer sports jewelry and CELEBRATIONS OF LIFE-Registered Trademark-, GENERATIONS OF LOVE-TM-, and NAME-SAKE-TM- personalized family jewelry are primarily distributed to retail outlets and through merchandise catalogues. The Company markets its BALFOUR-Registered Trademark- sports championship jewelry directly to the championship team or organization or its members and its KEEPSAKE-Registered Trademark- bowling rings directly to individuals. Corporate recognition and reward programs are developed in conjunction with corporate clients, who order and purchase products directly from the Company.

    During the month of June, 1997, the Company introduced the Balfour licensed consumer sports rings to 2,200 Wal-Mart locations. In addition, the ArtCarved on-campus sales group introduced beginning in June 1997 fine paper products to college bookstores. Also, during fiscal 1997 the Company has increased the staff of regional sales managers from six to seven to build the base and expand distribution of the in-school high school business.

INDUSTRY

    Management believes there are three national competitors in the sale of class rings and fine paper products (the Company, Jostens, Inc. and Herff Jones, Inc.) and numerous regional producers. The market is highly competitive and numerous alternative suppliers for the Company's products exist.

    Scholastic products are differentiated on the basis of price, quality, marketing and customer service. Customer service is particularly important in this product line because of the high degree of customization associated with the class ring product and the emphasis on its timely delivery. Class rings with different quality and price points are marketed through different channels and, within the in-store sales channel, through different retailers.

    Scholastic products are sold in retail stores and directly to students in schools and on college campuses. Management estimates that, historically, approximately 65% of high school class rings have been sold through the in-school sales channel. In schools, administrators or student representatives select the authorized supplier for their school. Suppliers contact these administrators or student representatives through their sales forces, which are generally comprised of independent sales representatives who market products directly to high school students.

    In addition to the in-school sales channel, the scholastic product market is also characterized by a strong in-store distribution channel. In 1963, a predecessor of ArtCarved initiated the use of the in-store sales channel, and management estimates that this segment represents, historically, approximately 35% of high school class rings sold. The in-store channel consists primarily of independent jewelry retailers, large jewelry chains and mass merchants.

    College class rings are sold primarily through on-campus bookstores and, to a lesser extent, through local bookstores, both of which typically also offer class rings distributed by one or more of the Company's major national competitors. Historically, on-campus bookstores have been owned and operated by the colleges and universities; however, during the last several years an increasing number of campus bookstores have been leased to companies engaged in retail bookstore operations, primarily Barnes & Noble Bookstores, Inc. and Follett Corporation.

    The market for the Company's recognition and affinity products is a broad (and management believes expanding) collection of market niches. It includes championship jewelry for winners of professional sports championships as well as individual events. The market for retail affinity products is well developed in the apparel category but not with respect to non-apparel products (such as the Company's licensed consumer sports jewelry). Management believes that the demand for licensed consumer sports jewelry is influenced by trends in the popularity of professional and amateur sports. An important success factor in the licensed consumer jewelry business is obtaining the right to a team name and mascot.

PRODUCTION AND TECHNOLOGY

    The Company produces high school and college class rings only upon the receipt of a customer order and deposit, and each ring is custom manufactured. The entire production process takes approximately two to eight weeks from receipt of the customer's order to product shipment, depending on tooling requirements. Consequently, only a limited amount of finished products inventory is necessary, reducing the Company's exposure to fluctuations in the price of materials and the Company's investment in working capital.

    The Company employs advanced design and manufacturing techniques at its jewelry manufacturing plants. The use of computer-aided design and manufacturing equipment, computer integrated manufacturing, cell manufacturing and the craftsmanship of the Company's highly-skilled jewelers enable the Company to produce increasingly personalized and high quality jewelry while maintaining critical delivery schedules.

    The Company's fine paper manufacturing and distribution activities are housed at a 100,000 square-foot facility in Louisville, Kentucky. Each fine paper product requires a high level of customization and is characterized by having short production runs. For a typical graduation product order, the Company's salespeople meet with the next class of graduating seniors to chose their graduation announcements and related designs in the spring of their junior year or early fall of their senior year. Designs are chosen and art work is produced on the Company's computerized design systems.

RAW MATERIALS

    The principal raw materials that the Company purchases are gold and precious, semiprecious and synthetic stones. The cost (and, with respect to precious, semiprecious and synthetic stones, the availability) of these materials are affected by market conditions. Operating results during fiscal year 1997 have not been materially affected by market volatility. Any material increase in the price of these raw materials could adversely impact the Company's cost of sales.

    The Company requires significant amounts of gold for the manufacture of its jewelry. The Company finances the majority of its gold inventory requirements through borrowings by the Company under its Revolving Credit and Gold Facilities, defined below. Management believes that it has sufficient availability under its Revolving Credit and Gold Facilities to finance all of its gold inventory requirements. The Company reduces its exposure to fluctuations in the price of gold in several ways. In the Company's in-school sales channel for the sale of high school class rings, the Company can reset its ring prices from time to time on new ring sales to reflect the then current price of gold. However, the Company does not have the same flexibility to reset its ring prices in the in-store and on-campus sales channels for high school and college rings, respectively, where rings are sold on the basis of seasonal prices. In either case, the Company must bear the risk of a change in the price of gold either from the time the order is placed or from the time the price is set until the product is shipped. As a result, since there may be a change in the price of gold during such period, the Company may from time to time engage in certain hedging transactions to reduce the effects of fluctuations in the price of gold during these periods. As of August 30, 1997, the Company had no significant hedges in place.

    The Company also uses precious metals and both precious and semiprecious stones in its products. The Company purchases substantially all synthetic and semiprecious stones from a single supplier, located in Germany, which supplies synthetic stones to almost all of the class ring manufacturers in the United States. The Company believes that the loss of this source of synthetic and semiprecious stones would adversely affect its business during the time period in which alternate sources adapted production capabilities to meet increased demand.

ENVIRONMENTAL MATTERS

    The Company is subject to federal, state and local laws, ordinances and regulations that establish various health and environmental quality standards and provide penalties for violations of those standards. Past and present manufacturing operations of the Company subject to environmental laws include the use, handling, and contracting for disposal or recycling of hazardous or toxic substances, the discharge of particles into the air, and the discharge of process wastewaters into sewers. Management believes that the Company's current operations are in substantial compliance with all material environmental laws and that the Company does not currently face environmental liabilities that would have a material adverse effect on the Company's financial position or results of operations.

INTELLECTUAL PROPERTY

    The Company markets its products under many trademarked brand names, some of which rank among the most recognized and respected names in the jewelry industry, including ARTCARVED-Registered Trademark-, BALFOUR-Registered Trademark-, CELEBRATIONS OF LIFE-Registered Trademark-, CLASS RINGS, LTD.-Registered Trademark-, GENERATIONS OF LOVE-TM-, KEEPSAKE-Registered Trademark-, KEYSTONE-Registered Trademark-, MASTER CLASS RINGS-Registered Trademark-, NAME-SAKE-TM-, and R. JOHNS-Registered Trademark-. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. The Company also holds several patented ring designs. The

Company's patents expire at varying dates, but management does not believe that the loss of any one of which would have a material adverse effect on the Company.

    The Company has non-exclusive licensing arrangements with numerous colleges and universities under which the Company has the right to use the name and other trademarks and logos of these schools on the Company's products. In addition, the Company has licensing agreements with certain major professional sports organizations. Management does not believe that there are any franchises or licenses the loss of which, individually, would have a material adverse effect on the Company.

    In 1988, CJC Holdings, Inc., ArtCarved's former owner ("CJC"), granted to Lenox, Inc. a ten-year license to use the KEEPSAKE-Registered Trademark- name for the sale of nonjewelry goods, with the prior written consent of CJC. This license is royalty-free, worldwide and exclusive for non-jewelry products. ArtCarved also has nonexclusive licensing arrangements with two manufacturers in Canada for the ARTCARVED-Registered Trademark- trademark and exclusive licensing arrangements for the ARTCARVED-Registered Trademark- trademark to a retailer in Central America.

    The Company had a Trademark License Agreement ("JTW License") with JTW Industries, Inc. ("JTW"), pursuant to which, JTW was granted the right to use the ARTCARVED-Registered Trademark- trademark in connection with wedding rings, engagement rings and anniversary bands on a perpetual and royalty free basis. Pursuant to the terms of the JTW License, it was canceled in October 1997 upon a change of control of JTW, and concurrently therewith, a new Trademark License Agreement ("Aurafin License") was entered into with Aurafin, Inc., the acquiror of JTW. The Aurafin License is substantially similar to the JTW License other than providing for (i) multiple royalty rates, and (ii) an initial term of ten years which automatically renews for successive five-year periods, assuming it is not otherwise terminated pursuant to its terms.

EMPLOYEES

    As of August 30, 1997, the Company employed 1,602 individuals. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cost Savings.") Approximately 1,150 of these employees are involved in manufacturing, operations and production support, 325 are involved in marketing and sales and 127 are employed in various administrative and data processing functions. Many employees engaged in manufacturing operations are highly-skilled technicians and craftsmen, and training times for these positions range from two weeks to four months.

    Other than 663 hourly production and maintenance employees (as of August
30, 1997) at the Austin, Texas manufacturing facility, no employees of the Company are represented by a labor union. The production and maintenance workers are represented by the United Brotherhood of Carpenters and Joiners Union (the "Union"). A collective bargaining agreement was signed on April 24, 1997, after the Company and its predecessor and the Union had operated without an agreement from June, 1994 to April, 1997. The new agreement provided for wage rate increases of $0.30 an hour on April 21, 1997, $0.25 an hour on June 1, 1998 and $0.20 an hour on June 1, 1999. The Company, or its predecessors, have not experienced any work stoppages or significant employee-related problems at its Austin, Texas manufacturing facility in the recent past. Management considers the relationship between the Company and all of its employees to be satisfactory.

    The Company employs two separate sales forces to support its in-store retail products and its on-campus products, with approximately 40 salespeople concentrating on in-store and approximately 30 full-time territory managers (supplemented by approximately 80 to 90 part-time representatives during peak buying seasons) concentrating on-campus, respectively.

ITEM 2.  PROPERTIES

    The Company's headquarters and principal offices are located at 7211 Circle S Road, Austin, Texas 78745. The Company's other properties as of August 30, 1997, are as set forth below. Management believes the Company's properties are in good condition.

Primary Use             Location             Approximate Size    Owned/Leased
-----------             --------             ----------------    ------------

Administrative Offices  Austin, Texas        20,000 Square Feet     Owned
Jewelry Manufacturing   Austin, Texas        99,830 Square Feet     Owned
Jewelry Manufacturing   Juarez, Mexico       20,000 Square Feet     Leased
Jewelry Manufacturing   North Attleboro, MA  35,000 Square Feet     Leased(1)
Fine Paper              Louisville, KY       100,000 Square Feet    Leased
Warehouse Facility      Austin, Texas        50.000 Square Feet     Leased
______________
(1) This property is being subleased pursuant to a sublease which expires on the earlier of May 30, 1998, or the date on which the Company vacates such building.

     During the third and fourth quarters of fiscal 1997, the Company (i) closed the former Balfour administrative facility in North Attleboro, Massachusetts,
(ii) closed the former Balfour ring manufacturing facility in Attleboro, Massachusetts, and (iii) transferred and consolidated such operations with the Company's manufacturing and administrative operations in the former ArtCarved Austin, Texas facilities. The consolidation of the administrative operations was substantially completed and the related Massachusetts facility vacated during May 1997. The consolidation of the ring manufacturing operations was substantially completed and the related Massachusetts facility vacated during June 1997. As a result of the foregoing, as of August 30, 1997, the Company had reduced the square footage of the facilities operated by the predecessor companies immediately before the Acquisitions by approximately 110,000 square feet. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations.")

ITEM 3.   LEGAL PROCEEDINGS

      There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes are probable of payment. The Company has no pending administrative proceedings related to environmental matters involving governmental authorities.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock, par value $0.01 per share ("Common Stock"). At November 21, 1997, there were seven holders of record of the Common Stock.

     The Company has never declared dividends on its Common Stock. The Company is restricted from paying dividends by certain of its bank debt covenants and the indenture pursuant to which its senior subordinated notes were issued (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources") and by provisions of the Company's outstanding classes of preferred stock. The Company intends to retain any earnings for internal investment and debt reduction, and does not intend to declare dividends on its Common Stock in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     This item is presented in three tables for the historical reporting requirements. The Company began operations on December 16, 1996, by acquiring and merging two predecessor companies with different fiscal year ends. Selected historical data for ArtCarved, Balfour and the Company are presented in tables
(A), (B) and (C), respectively.

Table (A) Summary Historical Financial and Other Data - ArtCarved

     The following table presents summary historical financial and other data for ArtCarved and should be read in conjunction with the financial statements of ArtCarved and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following information with respect to ArtCarved as of August 31, 1996 and December 16, 1996, and for the fiscal years ended August 26, 1995, and August 31, 1996, and for the period from September 1, 1996, to December 16, 1996, has been derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated October 24, 1997, included elsewhere herein. The following information with respect to ArtCarved as of August 27, 1994 and August 26, 1995, and for the fiscal year ended August 27, 1994, has been audited by Arthur Andersen LLP as stated in their report dated November 13, 1996 which is not included herein. The ArtCarved data as of and for the fiscal year ended August 31, 1993, are derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP and are not included herein. The results for the period September 1, 1996, to December 16, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The information presented below does not include adjustments related to the ArtCarved acquisition.

TABLE (A)
--------------------------------------------------------------------------------

                                                                   Fiscal Year Ended (1)
                                                   -------------------------------------------------------
                                                                                                              The Period
                                                                                                                 from
                                                                                                              September 1,
                                                                                                                 1996 -
                                                   August 31,     August 27,     August 26,     August 31,    December 16,
                                                      1993           1994           1995           1996           1996
                                                                    (Dollars in Thousands)
STATEMENT OF INCOME DATA:
Net sales                                          $  63,955      $  69,820      $  71,994      $  70,671      $  27,897
Cost of sales                                      $  25,290      $  30,572      $  32,879      $  32,655      $  11,988
                                                   ---------      ---------      ---------      ---------      ---------
Gross profit                                       $  38,665      $  39,248      $  39,115      $  38,016      $  15,909
Selling, general and administrative expenses       $  27,016      $  26,618      $  28,224      $  27,940      $   9,862
Restructuring charges (2)                          $     --       $     --       $   3,244      $     --       $     --
                                                   ---------      ---------      ---------      ---------      ---------
Operating income(3)                                $  11,649      $  12,630      $   7,647      $  10,076      $   6,047
                                                   ---------      ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------      ---------

OTHER DATA:
EBITDA (4)                                         $  17,046      $  17,324      $  16,505      $  15,091      $   8,039
Depreciation and amortization                      $   5,397      $   4,694      $   5,614      $   5,015      $   1,992
Capital expenditures (5)                           $   1,344      $   1,186      $   1,120      $     844      $     195
Cash flows provided by (used in):
     Operating activities                          $  10,948      $  11,132      $  (3,164)     $   1,663      $   1,498
     Investing activities                          $  (1,344)     $  (1,186)     $  (1,120)     $    (844)     $    (195)
     Financing activities                          $  (9,604)     $  (9,946)     $   4,284      $    (819)     $   4,261

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                       $  76,008      $  78,900      $  75,955      $  74,542      $  86,065
Total long-term debt (6)                           $  98,485      $  98,728      $  99,900      $  91,221      $  80,144
Advances in equity (deficit) (6)                   $ (27,931)     $ (51,504)     $ (53,186)     $ (28,524)     $  (6,464)
-------------------------------------------------------------------------------------------------------------------------


(1) During the periods presented, ArtCarved was not operated or accounted for as a separate entity. As a result, allocations for certain accounts of CJC were reflected in the financial statements of ArtCarved. Selling, general and administrative expenses for ArtCarved represent all the expenses incurred by CJC excluding only the expenses directly related to the non-ArtCarved operations of CJC. Since CJC used the proceeds from the sale of ArtCarved to repay its outstanding debt obligations, the statement of income data, other data and the balance sheet data include all of CJC's debt and related interest expense.

(2) For the fiscal year ended August 26, 1995, the restructuring charges of $3.2 million consisted of the write-off of $2.9 million of capitalized financing costs incurred in 1990 by CJC and $0.3 million of related professional advisory fees incurred by CJC. The balance sheet data includes all of CJC's debt and related interest expense, and therefore all of the restructuring charges are allocated to ArtCarved assets.

(3) The results of operations for the period from September 1, 1996, through December 16, 1996, are not comparable to the results of operations for the fiscal years presented and are not necessarily indicative of the results that could be expected for a full fiscal year. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income occurred in the three and one-half month period ended December 16, 1996, due to the back-to-school and pre-holiday season.

(4) EBITDA represents operating income (loss) before depreciation, amortization and restructuring charges. EBITDA is not intended to, and does not, represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of ArtCarved's cash needs. EBITDA should not be considered in isolation or as a substitute for or more meaningful than net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
     The Company has presented EBITDA data because the Company understands that such information is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly-titled measures reported by other companies.

(5) Historical capital expenditure levels are not necessarily indicative of the future capital expenditure level for ArtCarved's ongoing operations when merged with Balfour.

(6) The changes in total long-term debt and advances in equity (deficit) from August 31, 1996, to December 16, 1996, are due to the sale of CJC's non-ArtCarved operations.

Table (B) Summary Historical Financial and Other Data - Balfour

     The following table presents summary historical financial and other data for Balfour and should be read in conjunction with the financial statements of Balfour and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following information with respect to Balfour as of February 25, 1996, and for the years ended February 26, 1995, and February 25, 1996, and for the period ended December 16, 1996, has been derived from the audited financial statements of Balfour, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated November 19, 1997, included elsewhere herein. The following information with respect to Balfour as of February 27, 1994, and February 26, 1995, and for the year ended February 27, 1994, has been derived from the audited financial statements of Balfour and is not included herein. The following information with respect to Balfour as of and for the year ended February 28, 1993 has been derived from the unaudited financial statements of Balfour. The results for the period ended December 16, 1996, are not necessarily indicative of the results that could be expected for the full fiscal year. The information presented below does not include adjustments related to the Balfour acquisition.

TABLE (B)
-------------------------------------------------------------------------------

                                                         Fiscal Year Ended (1)
                                         -------------------------------------------------------
                                                                                                    The Period
                                                                                                      Through
                                         February 28,   February 27,   February 26,   February 25,   February 16,
                                            1993           1994           1995            1996          1996
                                                                  (Dollars in Thousands)
STATEMENT OF INCOME DATA:
Net sales                                 $ 83,938       $ 85,304       $ 77,491      $  71,300      $  60,233
Cost of sales                             $ 47,130       $ 35,860       $ 35,406      $  35,598      $  29,350
                                          --------       --------      ---------      ---------      ---------
Gross profit                              $ 36,808       $ 49,444       $ 42,085      $  35,702      $  30,883
Selling, general and administrative
expenses                                  $ 43,856       $ 43,350       $ 51,743      $ 33,496       $  31,020
Restructuring charges (2)                 $ 14,500       $    --        $    --       $    --        $    --
                                          --------       --------      ---------      ---------      ---------
Operating income (loss)                   $(21,548)      $  6,094       $ (9,658)     $   2,206      $    (137)
                                          --------       --------      ---------      ---------      ---------
                                          --------       --------      ---------      ---------      ---------
OTHER DATA:
EBITDA (3)                                $ (3,983)      $  7,993       $ (7,680)     $   4,232      $   1,396
Depreciation and amortization             $  3,065       $  1,899       $  1,978      $   2,026      $   1,533
Capital expenditures (4)                  $    826       $  1,820       $  1,274      $     530      $     345
Adjusted net sales (5)                    $ 56,315       $ 61,784       $ 64,891      $  70,111      $  59,384
Cash flows provided by (used in):
     Operating activities                 $   --         $ (2,413)      $ (7,077)     $   1,604      $  (7,264)
     Investing activities                 $   --         $ (1,807)      $ (1,209)     $     421      $     226
     Financing activities                 $   --         $  4,245       $  8,286      $  (1,970)     $   6,977

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                              $ 44,795       $ 47,989       $ 45,236      $  42,563      $  45,127
Total long-term debt                      $  1,801       $  6,136       $ 15,136      $  13,166      $  20,201
Total stockholders' equity                $ 20,278       $ 24,966       $ 14,024      $  13,888      $  11,735
---------------------------------------------------------------------------------------------------------------


(1) During the periods presented, Balfour was operated as a wholly-owned subsidiary of Town & Country and Town & Country administered certain programs (such as health insurance, workmen's compensation and gold consignment) and charged all directly identifiable costs to Balfour. Indirect costs were not allocated to Balfour; however, management believes these amounts are not significant for the periods presented.

(2) For the fiscal year ended February 28, 1993, Balfour's management decided to make changes with respect to certain of its operations. As a result of this decision, Balfour sold or disposed of certain inventory and equipment no longer considered necessary to its modified business and recorded a restructuring charge associated with such disposal of assets.

(3) EBITDA represents operating income (loss) before depreciation, amortization and restructuring charges. EBITDA is not intended to, and does not, represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of Balfour's cash needs. EBITDA should not be considered in isolation or as a substitute for or more meaningful than net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
    The Company has presented EBITDA data because the Company understands that such information is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly-titled measures reported by other companies.

(4) Historical capital expenditure levels are not necessarily indicative of the future capital expenditure level for Balfour's ongoing operations when merged with ArtCarved.

(5) Adjusted net sales represents, for all periods presented, net sales excluding results from: (i) the direct distribution of licensed consumer sports jewelry, which was discontinued in February 1995; (ii) the fraternity jewelry product line, which was sold in March 1994; and (iii) the service award recognition product line, which was sold in April 1993. Although Balfour sold substantially all of the service award recognition product line, Balfour continues to have sales of service award recognition products, which management believes will not be a significant percentage of net sales in future periods.

Table (C)

    The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof. The following table presents summary historical financial and other data from the Company and should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The following information with respect to the Company as of and for the fiscal year ended August 30, 1997, have been derived from the audited financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated October 24, 1997, included elsewhere herein. The results of operations for the period from December 16, 1996, to August 30, 1997, are not necessarily indicative of the results that could be expected for the full fiscal year or of future operations.

TABLE (C)
-------------------------------------------------------------------------------


                                                          Fiscal Year Ended
-------------------------------------------------------------------------------------------------------------------
                                                        August 30, 1997 (1)
                                                       (Dollars in Thousands)
STATEMENT OF INCOME DATA:
Net sales                                                   $  87,600
Cost of sales                                               $  45,189
                                                           ----------
Gross profit                                                $  42,411
Selling, general and administrative expenses                $  41,481
                                                           ----------
Operating income
Income (loss) from continuing operations
Net loss to common stockholders
Net loss per common and common equivalent share outstanding $     930
                                                            $  (8,867)
                                                            $  (9,717)
                                                           ----------
                                                           ----------
                                                            $  (25.91)
                                                           ----------
                                                           ----------



OTHER DATA:
EBITDA (2)                                                  $   5,025
Depreciation and amortization                               $   4,095
Capital expenditures                                        $   3,493
Cash flows provided by (used in):
    Operating activities                                    $    (677)
    Investing activities                                    $(173,693)
    Financing activities                                    $ 175,450

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                                $ 200,869
Total long-term debt                                        $ 125,450
Total stockholders' equity                                  $  40,453
---------------------------------------------------------------------------------------------------------------------



(1) The Company completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

(2) EBITDA represents operating income (loss) before depreciation, amortization and restructuring charges. EBITDA is not intended to, and does not, represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of ArtCarved's cash needs. EBITDA should not be considered in isolation or as a substitute for or more meaningful than net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles.
    The Company has presented EBITDA data because the Company understands that such information is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly-titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For purposes of the discussion contained in this Item 7, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the Acquisitions, (ii) the term "ArtCarved" refers to the predecessor assets, businesses, and operations of CJC acquired by CBI, (iii) the term "Balfour" refers to the predecessor class rings assets, businesses and operations of L. G. Balfour Company, Inc. acquired by CBI, and (iv) the term "the Company" refers to CBI consolidated with its subsidiaries as combined with ArtCarved and Balfour after giving effect to the Acquisitions.

GENERAL

    On December 16, 1996, CBI completed the Acquisitions. CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund ("CHP II") for the purpose of acquiring ArtCarved and Balfour. Until December 16, 1996, CBI engaged in no business activities other than in connection with the Acquisitions and the financing thereof. The Company uses a 52/53 week fiscal year ending on the last Saturday of August.

RESULTS OF OPERATIONS

    The financial statements of the Company for the fiscal year ended August
30, 1997, reflect operations for the period from December 16, 1996 (the date of the Acquisitions) to August 30, 1997. The financial statements are presented for the predecessors, ArtCarved for the period from September 1, 1996 through December 16, 1996 and Balfour for the period from February 26, 1996 through December 16, 1996. (See "Financial Statements.") The results of operations of the Company for the fiscal year ended August 30, 1997, are not comparable to the results of operations for the comparable prior periods for each of the predecessor companies, because (i) CBI was not engaged in business operations prior to December 16, 1996, and (ii) the information presented for the predecessor companies includes the operations of such entities for a twelve-month period in contrast to the approximately eight-month period in the Company's fiscal year ended August 30, 1997.

    The results of operations of the Company for the fiscal year ended August 30, 1997, were adversely impacted as a result of the ongoing consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination"). Consolidation and integration of operations related to the Combination required substantial time and cost due to complications arising from the integration of different order entry and manufacturing processes required for the Balfour ring product line. The time to train new personnel and implement the Balfour class ring operations was extensive and has resulted in ring manufacturing headcount levels higher than those experienced in the predecessor companies. The additional headcount is anticipated to remain in place at least through December 1997, to provide service levels comparable to those experienced in Massachusetts. The Company anticipates incurring costs from inefficiencies and a higher than expected headcount during at least the first two quarters of fiscal 1998. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration. (See "--Cost Savings.")

COST SAVINGS

    ELIMINATION OF OCCUPANCY AND FIXED OVERHEAD COSTS - Two of the three Balfour facilities were closed as originally scheduled and the occupancy and overhead costs including duplicative facilities-related personnel associated with these two facilities (the Attleboro, Massachusetts ring manufacturing plant and the North Attleboro, Massachusetts administrative facility) were eliminated. These permanent cost savings amount to approximately $1.5 million on an annual basis and during fiscal 1997, approximately $400,000 of cost savings were realized. The third Balfour facility, the North Attleboro insignia plant, was not closed. This facility contains not only the insignia plant, but also the Balfour ring tooling operation.

    MANUFACTURING INTEGRATION - The move of the Balfour ring manufacturing operation was substantially completed in June, 1997. Expanded manufacturing capacity in Austin was adequate to absorb the additional production of the Balfour rings. However, difficulties were encountered in the efficient manufacture of the Balfour rings. Certain of the costs savings achieved by the Company by the reduction of duplicative personnel were offset by additional labor and overhead incurred to manufacture Balfour rings. Manufacturing inefficiencies were primarily caused by:

    - People - The specific Balfour product knowledge that was "lost" due to Massachusetts employees electing not to relocate to Texas resulted in higher than normal training expenses and additional costs to temporarily place former Balfour employees (managers and supervisors) in the Texas plant.

    - Tooling - Because Balfour ring tooling is older and more complicated to use than the ArtCarved ring tooling, the Company experienced higher than normal training costs and lower levels of efficiencies than the wax mold operations at the Balfour Attleboro ring plant.

    - Systems - The Balfour computer system is heavily dependent on manual processing and human interaction. Difficulties were experienced in the transfer of user knowledge and system documentation. Therefore, labor costs in excess of those anticipated by management were incurred to enter, schedule, track and ship the Balfour rings.

THE COMPANY

    NET SALES - Net sales for the fiscal year ended August 30, 1997, were $87.6 million. The Acquisitions occurred after the back-to-school and pre-holiday season during which approximately 35% of the Company's annual net sales were realized by the predecessor companies, ArtCarved and Balfour.

    GROSS PROFIT - Gross profit for the fiscal year ended August 30, 1997, was $42.4 million, or 48.4% of net sales. Cost of sales for the fiscal year ended August 30, 1997, includes an incremental charge of $4.7 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of sales as the related inventory was sold. Gross profit, excluding this $4.7 million charge, would have been $47.1 million or 53.8% of sales.

    Gross profit for the fiscal year ended August 30, 1997, was adversely affected by the higher overhead costs per unit for the month of December 1996 following the Acquisitions since approximately 70% of the net sales for December 1996 were attributable to the pre-December 16, 1996, period and were therefore recognized by the Company's predecessors. Gross profit for the fiscal year ended August 30, 1997, was also adversely affected by the Combination.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the fiscal year ended August 30, 1997, were $41.5 million or 47.4% of net sales. The selling, general and administrative expenses for the fiscal year ended August 30, 1997, were adversely affected by the problems in production, distribution problems and the additional time and effort required for the Combination.

    OPERATING INCOME - As a result of the foregoing, operating income was $0.9 million, or 1.1 % of net sales for the fiscal year ended August 30, 1997. Operating income, excluding a $4.7 million charge resulting from the increased inventory valuation at the time of the Acquisitions in accordance with purchase price accounting, would have been $5.6 million or 6.4% of net sales.

    INTEREST EXPENSE, NET - Interest expense, net, was $9.8 million for the fiscal year ended August 30, 1997. The majority of the interest expense was related to the Bank Credit Facility, as defined below, of $25.5 million at rates ranging from 9% - 10% and interest on the $90.0 million of Notes, as defined below, at a rate of 11 %.

    PROVISION FOR INCOME TAXES - Since the Company does not have a history of generating income from operations, no tax benefit on operating losses has been accrued.

    NET INCOME (LOSS) - As a result of the foregoing, the Company had a net loss of $(8.9) million, or (10.1)% of net sales, for the fiscal year ended August 30, 1997.

ARTCARVED

    THE PERIOD FROM SEPTEMBER 1, 1996 THROUGH DECEMBER 16, 1996 ("THE ARTCARVED PERIOD THROUGH DECEMBER 16, 1996")

    The results of operations for the ArtCarved period through December 16, 1996, are not comparable to the results of operations for the fiscal years ended August 31, 1996, and August 26, 1995, and are not necessarily indicative of the results that could be expected for a full fiscal year. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income occurred in the three and one-half month period ended December 16, 1996, due to the back-to-school and pre-holiday season.

    NET SALES - Net sales for the ArtCarved period through December 16, 1996, were $27.9 million.

    GROSS PROFIT - Gross profit for the ArtCarved period through December 16, 1996, was $15.9 million, or 57.0% of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the ArtCarved period through December 16, 1996, were $9.9 million, or 35.4% of net sales.

    OPERATING INCOME - As a result of the foregoing, for the ArtCarved period through December 16, 1996, operating income was $6.0 million or 21.7% of net sales.

    INTEREST EXPENSE, NET - Interest expense, net for the ArtCarved period through December 16, 1996, was $2.9 million. Average interest rates on debt during the ArtCarved period through December 16, 1996, were approximately 11.9% for ArtCarved long-term debt and 9.75% for the ArtCarved gold loan.

    INCOME TAX PROVISION - There was no income tax provision for the ArtCarved period through December 16, 1996, due to available federal net operating tax losses and other credit carry forwards of CJC that eliminated the need for a federal tax provision.

    NET INCOME (LOSS) - As a result of the foregoing, net income for the ArtCarved period through December 16, 1996, was $3.2 million, or 11.4% of net sales.

    TWELVE MONTHS ENDED AUGUST 31, 1996 ("FISCAL 1996") TO TWELVE MONTHS ENDED AUGUST 26, 1995 ("FISCAL 1995")

    NET SALES. Net sales decreased $1.3 million, or 1.8%, to $70.7 million in fiscal 1996 from $72.0 million in fiscal 1995. The decrease in net sales reflected a 4.7% decrease in units sold, which more than offset a 3.0% increase in average unit price. The decline in units sold primarily reflected an 11.3% decrease in units sold of high school class rings, which was partially offset by a 3.0% increase in units sold of college class rings and a 39.3% increase in units sold of other jewelry products. Management believes the decline in high school units sold resulted primarily from heightened marketing efforts and aggressive pricing from competitors in the in-school market during the 1995 fall back-to-school season. The impact on ArtCarved of this increased competitive environment in the in-school market was partially offset in the second half of fiscal 1996 by ArtCarved's increased in-store marketing. The increase in average unit price primarily resulted from price increases in high school class rings sold to mass merchants.

    GROSS PROFIT. Gross profit decreased $1.1 million, or 2.8%, to $38.0 million in fiscal 1996 from $39.1 million in fiscal 1995. As a percentage of net sales, gross profit decreased to 53.8% in fiscal 1996 from 54.3% in fiscal 1995. This decease was due primarily to a decrease in the number of units sold and an average increase in gold material costs which was not reflected in unit prices until the end of the second quarter of fiscal 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $0.3 million, or 1.0%, to $27.9 million in fiscal 1996 from $28.2 million in fiscal 1995. As a percentage of net sales, selling, general administrative expenses increased to 39.5% in fiscal 1996 from 39.2% in fiscal 1995, primarily as a result of decreased sales and increased marketing expenditures. The decrease in selling, general and administrative expenses resulted from a $1.1 million decrease in general and administrative expenses and savings associated with staff reductions and a $0.6 million decrease in depreciation and amortization cost. These cost reductions were substantially offset by an increase in marketing costs of $1.4 million, which funded additional college direct mail advertising and enhanced high school marketing efforts.

    RESTRUCTURING CHARGES. Restructuring charges of $3.2 million in fiscal 1995 consisted of the write-off of $2.9 million of capitalized financing costs incurred in 1990 by CJC and $0.3 million of related professional advisory fees incurred by CJC.

    OPERATING INCOME. As a result of the foregoing, operating income increased $2.4 million, or 31.8%, to $10.1 million in fiscal 1996 from $7.6 million in fiscal 1995. Operating income before restructuring charges decreased $0.8 million, or 7.5%, to $10.1 million in fiscal 1996 from $10.9 million in fiscal 1995. As a percentage of net sales, operating income before restructuring charges decreased to 14.3% in fiscal 1996 from 15.1% in fiscal 1995.

    INTEREST EXPENSE, NET. Interest expense, net decreased $1.7 million, to $11.9 million for fiscal 1996 from $13.6 million in fiscal 1995, primarily as a result of $16.4 million of debt reduction due to the restructuring and recapitalization of CJC that was consummated in March 1996.

    INCOME TAX PROVISION. There was no income tax provision in either fiscal 1996 or fiscal 1995, due to available federal net operating tax losses and other credit carry forwards of CJC that eliminated the need for a federal tax provision.

    NET INCOME (LOSS). As a result of the foregoing, net loss decreased $4.2 million, to $ 1.8 million, in fiscal 1996 from a net loss of $6.0 million in fiscal 1995.

BALFOUR

    THE PERIOD FROM FEBRUARY 26, 1996 THROUGH DECEMBER 16, 1996 ("THE BALFOUR PERIOD THROUGH DECEMBER 16, 1996")

    NET SALES - Net sales for the Balfour period through December 16, 1996, were $60.2 million.

    GROSS PROFIT - Gross profit for the Balfour period through December 16, 1996, was $30.9 million, or 51.3% of net sales.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for the Balfour period through December 16, 1996, were $31.0 million, or 51.5% of net sales.

    OPERATING INCOME (LOSS) - As a result of the foregoing, operating loss for the Balfour period through December 16, 1996, was $(0.1) million, or (0.2)% of net sales.

    INTEREST EXPENSE, NET - Interest expense, net for the Balfour period through December 16, 1996 was $2.0 million, substantially on account of intercompany debt at a rate of 11.5%.

    INCOME TAX EXPENSE - There was no income tax provision due to available federal net operating tax losses and other credit carry forwards at Town & Country that eliminated the need for a federal tax provision. The $63,000 provision for income taxes represents the state income taxes for the Balfour period through December 16, 1996.

    NET INCOME (LOSS) - As a result of the foregoing, net loss for the Balfour period through December 16, 1996, was $(2.2) million, or (3.6)% of net sales.

    TWELVE MONTHS ENDED FEBRUARY 25, 1996 (THE "1996 PERIOD") TO TWELVE MONTHS ENDED FEBRUARY 26, 1995 (THE "1995 PERIOD")

    NET SALES. Net sales decreased $6.2 million, or 8.0%, to $71.3 million for the 1996 period from $77.5 million for the 1995 period. A decrease of $10.5 million in the 1996 period resulted from the decision to discontinue the direct mail program as of February 1995, and the decision to focus on retail distribution for licensed consumer sports jewelry. This decline was partially offset by increased net sales of $4.3 million of scholastic products, primarily fine paper, reflecting the full-year impact during the 1996 period of the addition of independent regional sales representatives, which began during the 1995 period. Excluding the direct mail program, net sales would have increased $4.3 million, or 6.4%, to $71.3 million for the 1996 period from $67.0 million for the 1995 period.

    GROSS PROFIT. Gross profit decreased $6.4 million, or 15.2%, to $35.7 million for the 1996 period from $42.1 million for the 1995 period. As a percentage of net sales, gross profit decreased to 50.1% for the 1996 period from 54.3% for the 1995 period. This decrease was largely as a result of the discontinuation of the direct mail program, which resulted in lower manufacturing unit throughput. The gross profit for the direct mail program for the 1995 period was $6.4 million, including the allocation of certain fixed overhead costs.

    SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $18.2 million, or 35.3%, to $33.5 million for the 1996 period from $51.7 million for the 1995 period. As a percentage of net sales, selling, general and administrative expenses decreased to 47.0% for the 1996 period from 66.8% for the 1995 period. This decrease was primarily related to the elimination of advertising expense of $7.7 million, bad debt expense of $5.2 million and other related expenses of $0.8 million associated with the direct mail program in the 1995 period. In addition, Balfour implemented staff reductions in the selling, marketing, design, finance, MIS and human resource functions in November 1994 and January 1995, including the discontinuance of the direct mail program, that resulted in cost savings of $4.5 million in the 1996 period, net of related expenses. The selling, general and administrative expenses associated with the direct mail program for the 1995 period were $16.7 million, including the allocation of certain fixed overhead costs.

    OPERATING INCOME (LOSS). As a result of the foregoing, operating income increased $11.9 million, to $2.2 million, or 3.1% of net sales, for the 1996 period from an operating loss of $9.7 million for the 1995 period. The operating loss for the direct mail program for the 1995 period was $10.3 million, including the allocation of certain fixed overhead costs.

    INTEREST EXPENSE, NET. Interest expense, net increased $0.8 million, or 43.3%, to $2.6 million in the 1996 period from $1.8 million in the 1995 period. This increase was primarily the result of increased borrowings to fund advertising and other expenses associated with the direct mail program and an increase in the interest rate charged by Town & Country to 11.5% in the 1996 period from 11.0% for the 1995 period.

    INCOME TAX EXPENSE. There was no federal income tax provision in either the 1996 period or the 1995 period due to available federal net operating tax losses and other tax credit carry forwards of Town & Country that eliminated the need for a federal tax provision. The income tax expense represents a provision for state income taxes in both the 1996 period and the 1995 period.

    NET INCOME (LOSS). As a result of the foregoing, net loss decreased $10.8 million to a net loss of $0.1 million for the 1996 period from a net loss of $10.9 million for the 1995 period.

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. ArtCarved and Balfour historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

    As of August 30, 1997, the Company had a $35.0 million Revolving Credit Facility (as defined below) with a borrowing base limitation of $22.5 million and had $6.5 million available for future borrowings under its Bank Credit Facility, as defined below. The Borrowing base limitation is recalculated monthly. Management believes that cash flows generated by existing operations and its available Bank Credit Facility will be sufficient to fund its ongoing operations. The Company's liquidity needs arise primarily from debt service on the Bank Credit Facility and the Notes, defined below, payments required under a Management Agreement with Castle Harlan, Inc. (see "Certain Relationships and Related Transactions") and working capital and capital expenditure requirements.

    The Company's cash flows from operating activities for the fiscal year ended August 30, 1997, were primarily the net result of decreased accounts receivable, decreased inventories, increased other assets and decreased accounts payable and accrued expenses. The decrease in accounts receivable, inventories, accounts payable and accrued expenses were due to the short year included in fiscal 1997 beginning in December 1996. As of December 16, 1996, the date of the consummation of the Acquisitions, inventory and receivables were at a high point of the year. The majority of the increase in prepaid expenses and other current assets relates to the sales representative advances and prepaid advertising being higher at this time of year before the busy season begins. The majority of the increase in other assets relates to transaction fees and expenses.

    Also affecting cash are the one-time costs associated with the closing of the Attleboro facilities, moving expenses and set-up expenses in Austin. The Company has established a $12.1 million reserve for these expenses. As of August 30, 1997, $9.3 million of the costs have been incurred. The remaining balance of $2.8 million represents reserves for remaining severance expenses payable to Balfour employees and the moving expenses associated with the metal stamping and tooling operations currently operating in Attleboro. The Company's projected capital expenditures for the fiscal year 1998 are $3.7 million for manufacturing equipment, tools and dies and software development.

    The following summarizes certain provisions of the bank credit agreement governing the Revolving Credit, Term Loan and Gold Consignment Agreement (the "Bank Credit Facility"), which was entered into as of December 16, 1996, by and among the Company, as borrower, The First National Bank of Boston ("FNBB") and Rhode Island Hospital Trust National Bank ("RIHT", and together with FNBB, as agent, the "Agents") and the financial institutions party thereto.

    The Bank Credit Facility consists of a senior secured credit facility of up to $60,000,000, including (i) a $25,000,000 term loan facility (the "Term Loan Facility"), (ii) a $25,000,000 revolving credit facility (with a letter of credit sublimit of $5,000,000) (the "Revolving Credit Facility") and (iii) a $10,000,000 gold consignment and revolving credit facility (the "Gold Facility", and together with the Revolving Credit Facility, the "Revolving Credit and Gold Facilities").

    The Term Loan Facility matures on December 16, 2003. The Company may prepay the Term Loan Facility at any time, except that any repayment of any portion of the Term Loan Facility bearing interest at the Eurodollar Rate may only be repaid on the last day of the Interest Period relating thereto. The Company must repay the Term Loan Facility in 28 consecutive quarterly installments, which commenced March 31, 1997. The final installment of principal of the Term Loan Facility is due and payable on December 16, 2003. In addition, subject to certain exceptions set forth in the Bank Credit Agreement, the Company must make mandatory prepayments of the Term Loan Facility from certain asset sales, equity issuances, and 50% of Consolidated Excess Cash Flow (as defined).

    Availability under the Revolving Credit Facility and the Gold Facility is subject to a borrowing base limitation (the "Borrowing Base") based on the aggregate of certain percentages of Eligible Receivables (as defined) and Eligible Inventory (as defined) of the Company. The borrowing base limitation is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit Facility and the Gold Facility exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit Facility to the extent of such excess.

    The Gold Facility consists of (a) a purchase and consignment facility, pursuant to which RIHT, as gold agent, on behalf of the lenders under the Gold Facility, will purchase amounts of gold inventory for the Company and consign such amounts to the Company, (b) a consignment facility, pursuant to which the gold agent, on behalf of the lenders under the Gold Facility, will obtain and consign amounts of gold to the Company and (c) a revolving loan facility.

    Loans outstanding under the Bank Credit Facility bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate of debt outstanding at August 30, 1997 is 10.5%.

    The Revolving Credit and Gold Facilities may be borrowed, repaid and reborrowed from time to time until December 16, 2001, subject to certain conditions on the date of any such borrowing. Amounts of principal repaid on the Term Loan Facility may not be reborrowed.

    The Bank Credit Facility is secured by a first priority lien on substantially all assets of the Company, including all accounts receivable, inventory, equipment, general intangibles, real estate, buildings and improvements and the outstanding stock of its subsidiaries. The Company's U.S. subsidiary, CBI North America, Inc., has guaranteed the Company's obligations and granted a similar security interest.

    The Bank Credit Facility contains certain customary affirmative and negative covenants, including, among other things, requirements that the Company
(i) periodically deliver certain financial information (including monthly borrowing base, consigned metal and receivables aging reports), (ii) not merge or make certain asset sales, (iii) not permit certain liens to exist on its assets, (iv) not incur additional debt or liabilities except as may be permitted under the terms of the Bank Credit Facility (v) not make capital expenditures in excess of limits set forth in the Bank Credit Facility (vi) not declare or make certain dividend payments, (vii) not make certain investments or consummate certain acquisitions, (viii) not enter into any consignment transactions as consignee (except for deliveries of diamonds), (ix) not create a new subsidiary,
(x) not establish any new bank account, and (xi) establish concentration accounts with FNBB and direct all of its depositary banks to transfer all amounts deposited (on a daily basis) to such concentration accounts (for application in accordance with the Bank Credit Facility). In addition, the Company must comply with certain financial covenants, including maintaining a specified minimum interest coverage ratio of Consolidated EBITDA to Consolidated Interest Expense, maximum Consolidated Senior Funded Debt to Consolidated EBITDA and minimum Consolidated EBITDA (as those terms are defined in the Bank Credit Agreement) in amounts set forth in the Bank Credit Facility. Most of the covenants apply to the Company and its subsidiaries, and the Company was in compliance with all of its covenants under the Bank Credit Facility as of August 30, 1997.

    The Bank Credit Facility contains certain customary events of default, including nonpayment, misrepresentation, breach of covenant, bankruptcy, ERISA, judgments, change of control and cross defaults. In addition, the Bank Credit Facility provides that it shall be an Event of Default if the Company or any of its subsidiaries (other than its Mexican subsidiary) shall be enjoined or restrained from conducting any material part of its business for more than 30 days.

    The Company's $90,000,000 aggregate principal amount of 11% Senior Subordinated Notes mature on January 15, 2007 ("Notes"). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, plus accrued and unpaid interest and Liquidated Damages (as defined), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33 1/3% of the original principal amount of the Notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Public Equity Offerings, provided that at least 66-2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption.

    In the event of a Change of Control (as defined), each holder of the Notes will have the right to require the Company to purchase all or any part of such holder's Notes at a purchase price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase. The Bank Credit Facility prohibits the Company from purchasing any Notes upon a Change of Control, and certain Change of Control events with respect to the Company would constitute a default thereunder.

    In the event of an Asset Sale (as defined), the Company is required to apply any Net Proceeds (as defined) to permanently reduce senior indebtedness, to acquire another business or long-term assets or to make capital expenditures. To the extent such amounts are not so applied within thirty days and the amount not applied exceeds $5.0 million, the

Company is required to make an offer to all holders of the Notes to purchase an aggregate principal amount of Notes equal to such excess amount at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

    The Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (the "Indenture") pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions, and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of August 30, 1997.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This report includes forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general, economic, business and market conditions, the volatility of the price of gold, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein (collectively the "Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements of the Company and the predecessor financial statements of ArtCarved and Balfour are included as part of this report. (See page 33.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth in alphabetical order each person who was an executive officer or director of the Company as of August 30, 1997:

NAME                                                              POSITION
----                                                              --------
EXECUTIVE OFFICERS AND DIRECTORS:

    Jeffrey H. Brennan                 President and Chief Executive Officer

    John K. Castle                     Director

    Richard H. Fritsche                Vice President and Chief Financial
                                       Officer

    William J. Lovejoy                 Director

    David B. Pittaway                  Director

    Zane Tankel                        Director

    For a description of the employment arrangements with respect to Messrs. Brennan and Fritsche (hereinafter, the "Named Executive Officers") (see "Executive Compensation --Employment Agreements"). No family relationship exists between any of the executive officers or between any of them and any director of the Company.

    JEFFREY H. BRENNAN (53) has been President, Chief Executive Officer and a director of the Company since December 16, 1996, and prior thereto was President and Chief Executive Officer of CJC from September 1995 through December 1996. He also held the position of Chief Financial Officer of CJC from August 1988 and served as a director of CJC from December 1988 through December 1996. Before joining CJC in August 1988, Mr. Brennan served in various financial management positions with Baker Hughes Incorporated, a provider of oilfield services, supplies and equipment.

    JOHN K. CASTLE (56) has been a director of the Company since December 16, 1996, and has been Chairman of Castle Harlan, Inc., a private merchant bank, since 1987. Mr. Castle is Chairman of Castle Harlan Partners II G.P., Inc., which is the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Immediately prior to forming Castle Harlan, Inc., Mr. Castle was President and Chief Executive Officer and a Director of Donaldson, Lufkin and Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a director of Sealed Air Corporation and Morton's Restaurant Group, Inc.; a Managing Director of Statia Terminals Group, N.V.; and a member of the corporation of the Massachusetts Institute of Technology. Mr. Castle is also a Trustee of the New York and Presbyterian Hospitals, Inc., the Whitehead Institute of Biomedical Research and New York Medical College (for 11 years serving as Chairman of the Board). Formerly, Mr. Castle was a Director of the Equitable Life Assurance Society of the United States.

    RICHARD H. FRITSCHE (52) has been Vice President and Chief Financial Officer of the Company since December 16, 1996, and prior thereto was Vice President of Finance and Administration of Balfour from August 1994 through December 1996. From 1990 to 1994, Mr. Fritsche served as Vice President of Administration for the Holson Burnes Group, Inc.

    WILLIAM J. LOVEJOY (30) has been a director of the Company since December 16, 1996, and served as Secretary of the Company from April 1996 through December 16, 1996. Mr. Lovejoy is a Vice President of Castle Harlan, Inc., a private merchant bank, with which he has been associated since December 1994. From June to August of 1992 and from August of 1993, to November of 1994, Mr. Lovejoy was a management consultant at The Boston Consulting Group, Inc. From 1991 to 1993, he attended Harvard Business School, and prior to that worked as an analyst at Wasserstein Perella & Co., Inc. Mr. Lovejoy also serves as a director of Homestead Insurance Company.

    DAVID B. PITTAWAY (46) has been a director of the Company since December
16, 1996, and was President, Treasurer and the sole director of the Company from April 1996 through December 16, 1996. Mr. Pittaway has been Vice President and Secretary of Castle Harlan, Inc., a private merchant bank, since February 1987 and Managing Director since February 1992. Mr. Pittaway is Secretary and an executive officer of Castle Harlan Partners II G.P., Inc., which is the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986; Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, since June 1987; a director of Morton's Restaurant Group, Inc., a public restaurant company; a Managing Director of Statia Terminals Group, N.V., a holder of marine terminals. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette. Inc. from 1985.

    ZANE TANKEL (57) has been a director of the Company since December 16, 1996, and has been Chairman and Chief Executive Officer of Zane Tankel Consultants, Inc., a sales company, since 1990. In 1994, Mr. Tankel formed Apple Metro, Inc., a restaurant franchisee for the New York metropolitan area, for the franchiser Applebee's Neighborhood Grill & Bar. He is presently Chairman and Chief Executive Officer of Apple Metro, Inc. In 1995, Mr. Tankel was elected chairman of the Federal Law Enforcement Foundation, which aids the federal law enforcement community in times of crisis, and was elected to the Board of Directors of the Metropolitan Presidents Organization, the New York chapter of the World Presidents Organization, with which Mr. Tankel has been associated since 1977. Mr. Tankel is also on the advisory board to the Boys Choir of Harlem and, in 1987, Mr. Tankel served on the Board of Directors of Beverly Hills Securities Corporation, a wholesale mortgage brokerage company, until its sale in January 1994. In addition, Mr. Tankel founded Saga Communications. Inc. in 1988.

    The Board of Directors has established two committees, a Compensation Committee and an Audit Committee. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company. The Audit Committee recommends the firm to be appointed as independent accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accounts the Company's interim and year-end operating results, considers the adequacy of the internal controls and audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The Compensation Committee consists of Messrs. Castle and Pittaway and the Audit Committee consists of Messrs. Pittaway and Lovejoy.

ITEM 11. EXECUTIVE COMPENSATION

    The table below summarizes the total value of compensation received by the Named Executive Officers who received salary and bonus which exceeded $100,000 in fiscal 1997. The table includes the period from December 16, 1996, through August 30, 1997.



                                                         SUMMARY COMPENSATION TABLE

                                                            Annual Compensation           Long Term
                                                            -------------------          Compensation
                                                                                         ------------

                                                                                         Securities
       Name and                                                                          Underlying            All Other
 Principal Position(1)                       Year         Salary($)       Bonus($)       Options(#)(2)    Compensation($)(3)
----------------------                      ------        --------        --------       ------------     ------------------
George Agle
Chairman of the Board                       1997         207,692         50,000            -0-                 -0-
Jeffrey H. Brennan
President and Chief Executive Officer       1997         131,538            -0-          8,617                 -0-
Richard H. Fritsche
Vice President and Chief
Financial Officer                           1997          79,618            -0-          1,723              46,740




--------------
(1) Mr. Agle's employment with the Company ended as of March 31, 1997.
(2) The right to exercise the underlying options granted pursuant to the Company's Amended and Restated 1997 Stock Option Plan (the "Plan") vest at the rate of 25% per year in years 2 through 5 after grant. As of August 30, 1997, there were no options exercisable under the Plan. The options expire ten years from the date of grant.
(3) Consists of reimbursement for relocation expenses.

    The table below summarizes the grants of stock options under the Plan to each of the Named Executive Officers during fiscal 1997.


                          OPTION GRANTS IN LAST FISCAL YEAR

                                                                                    Potential realizable value at assumed annual
                                   Individual Grants                             rates of stock price appreciation for option term
                                  ------------------                             -------------------------------------------------
                       Number of
                      securities     Percent of total
                      underlying     options granted    Exercise or
                    Options granted  to employees in     base price    Expiration
   Name                   (#)        fiscal year (%)       ($/Sh)         Date             5% ($)(1)               10% ($)(1)
 -------            ---------------  ---------------    -----------    -----------         ---------               -----------
George Agle               -0-               -0-             -0-            -0-                -0-                      -0-

Jeffrey H. Brennan      8,617              2.0             6.67         7-29-07            36,100                   91,600

Richard H. Fritsche     1,723              0.4             6.67         7-29-07             7,200                   18,300





--------------
(1) Computed by the product of (i) the per share exercise price at the time of the grant ($6.67) which was also the estimated fair market value at the time of grant, (ii) the number of shares subject to the option, and (iii) the sum of 1 plus the adjusted stock price appreciation rate (the indicated assumed rate of appreciation compounded annually over the term of the option).


The table below summarizes the exercise of Company options during fiscal 1997.

                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          AND FISCAL YEAR-END OPTION VALUES



                                                                                                            Value of Unexercised
                                                                              Number of Unexercised     In-the-Money Options at FY-
                                                                                Options at FY-End                 End ($)
                                                                                  Exercisable/                  Exercisable/
                              Shares Acquired on                                Unexercisable (#)              Unexercisable
             Name                Exercise (#)      Value Realized ($)           (in thousands)  (1)           (in thousands) (2)
            ------            ------------------   ------------------         ---------------------      ----------------------
 George Agle                           0                    0                          0/0                          0/0

 Jeffrey H. Brennan                    0                    0                        0/8,617                        0/0

 Richard H. Fritsche                   0                    0                        0/1,723                        0/0



--------------
(1) Includes options granted under the Company's Amended and Restated 1997 Stock Option Plan.
(2) There is no public trading market for the Company's Common Stock. The options were granted on July 29, 1997 with an exercise price of $6.67, which was the assumed fair market value on such date. It is assumed that the fair market value of the Common Stock at August 30, 1997, has not changed from the exercise price.

STANDARD ARRANGEMENTS WITH DIRECTORS

    Directors do not receive any compensation for their services as directors. Directors are reimbursed for expenses incurred by them in attending meetings of the Board of Directors or any committee thereof.

    The Company has entered into indemnification agreements with its each of directors that, among other things, require the Company to indemnify such directors to the fullest extent permitted by law, and to advance to the directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. The Company has also agreed to indemnify and advance all expenses incurred by directors seeking to enforce their rights under the indemnification agreements, and to cover directors under the Company's directors' and officers' liability insurance.

EMPLOYMENT CONTRACTS

    Pursuant to the purchase agreement related to the acquisition of Balfour, the Company agreed to employ Mr. Agle effective as of December 16, 1996, at an annual base salary of $300,000 plus a bonus of $50,000 payable under certain circumstances. In addition, the Company agreed to assume Balfour's obligations under Mr. Agle's employment agreement with Balfour to pay Mr. Agle a severance payment equal to 18 months of his yearly salary payable on a monthly basis in the event he voluntarily terminated employment with the Company under certain circumstances or was terminated without cause. Mr. Agle's employment by the Company ended as of March 31, 1997, whereupon Mr. Agle was paid a $50,000 bonus and the Company commenced making severance payments to Mr. Agle in accordance with the foregoing.

    The Company has entered into an employment agreement with Jeffrey H. Brennan, effective as of December 16, 1996, pursuant to which Mr. Brennan serves as Chief Executive Officer of the Company at an annual base salary of $190,000 per year for an initial term of four years, which will automatically be extended for additional year terms on December 15 of each succeeding year thereafter unless earlier terminated by the Company by not less than 60 days' prior notice. Mr. Brennan will be entitled to participate in all employee benefit plans and programs (including any incentive bonus plans and incentive stock option plans) maintained by the Company from time to time for the benefit of its employees. In addition, Mr. Brennan's employment agreement provides that, in the event Mr. Brennan's employment is terminated by the Company without Cause (as defined) or by Mr. Brennan with Good Reason (as defined), Mr. Brennan will be entitled to receive bi-weekly severance payments during the two-year period following his termination in an amount equal to the average of his bi-weekly base compensation in effect within the two years preceding his termination. Mr. Brennan has agreed not to compete with the Company in the United States for a period of one year after the termination of his employment under his employment agreement.

    The Company has entered into an employment agreement with Richard H. Fritsche, effective as of December 16, 1996, pursuant to which Mr. Fritsche will serve as an executive of the Company at an annual base salary of $ 115,000 per year for an initial term of three years, which will automatically be extended for additional year terms on December 15 of each succeeding year thereafter unless earlier terminated by the Company by not less than 60 days' prior notice. The Company also has agreed to pay Mr. Fritsche a $50,000 bonus if Mr. Fritsche remains employed by the Company through December 15, 1997, or if his employment is earlier terminated by the Company without Cause (as defined) or by Mr. Fritsche with Good Reason (as defined), in each case subject to approval by the Board of Directors of the Company based on his performance during such time. Mr. Fritsche will be entitled to participate in all employee benefit plans and programs (including any incentive bonus plans and incentive stock option plans) maintained by the Company from time to time for the benefit of its employees. In addition, Mr. Fritsche's employment agreement provides that in the event Mr. Fritsche's employment is terminated by the Company without Cause (as defined) or by Mr. Fritsche with Good Reason (as defined), Mr. Fritsche will be entitled to receive bi-weekly severance payments during the 18-month period following his termination in an amount equal to the average of his bi-weekly base compensation in effect within the two years preceding his termination. Mr. Fritsche has agreed not to compete with the Company in the United States for a period of one year after the termination of his employment under his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    No member of the Compensation Committee is an employee of the Company. There are no compensation committee interlocks (i.e., no executive officer of the Company serves as a member of the board of directors or the compensation committee of another entity which has an executive officer serving on the Board or the Compensation Committee.)

MANAGEMENT OPTIONS

    The Board of Directors of the Company approved the Commemorative Brands, Inc. Amended and Restated 1997 Stock Option Plan (the "Plan") effective July 29, 1997. Approximately 15% of the Common Stock of the Company on a fully diluted basis (after giving effect to the issuance of the shares of Common Stock underlying such options) or 69,954 shares of Common Stock have been reserved for issuance upon exercise of future stock options under the Plan. On July 29, 1997, the Board approved the grant of 34,470 option shares to management employees at an exercise price of $6.67. The Compensation Committee is responsible for monitoring the Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's voting securities as of August 30, 1997, with respect to (i) each person or entity who is the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.



                                                     NUMBER OF     PERCENTAGE     NUMBER OF      PERCENTAGE
                                                     SHARES OF      OF TOTAL      SHARES OF       OF TOTAL
                                                      COMMON         COMMON       SERIES B         SERIES B
NAME AND ADDRESS OF BENEFICIAL OWNER (1)               STOCK          STOCK       PREFERRED       PREFERRED
---------------------------------------------------------------------------------------------------------
Castle Harlan Partners II, L.P.(2)                  332,027           88.5        332,027           88.5
Castle Harlan Offshore Partners, L.P.(2) (3)         21,878            5.8         21,878            5.8
John K. Castle (2) (3) (4)                          375,000          100.0        375,000          100.0
William J. Lovejoy (2)                                   --             --             --           --
David B. Pittaway (2)                                   469              *            469            *
Zane Tankel (2)                                          --             --             --           --
Jeffrey H. Brennan (5)                                   --             --             --           --
Richard H. Fritsche (5)                                  --             --             --           --
Directors and executive officers as a group
  (6 persons including those listed above)(5)       375,000          100.0        375,000          100.0




--------------
    * Denotes beneficial ownership of less than one percent of the class of capital stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name.
(2) The address for each such stockholder or director identified above is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.
(3) Affiliates of CHP II include Castle Harlan Offshore Partners, L.P. ("Offshore"), Dresdner Bank AG, Grand Cayman Branch Managed Account (the "Managed Account") and certain limited partners of the sole general partner of CHP II. Castle Harlan, Inc. acts as the investment manager for CHP II, Offshore and the Managed Account, pursuant to separate investment management agreements. Castle Harlan Associates, L.P. ("CHALP") is the sole general partner of each of CHP II and Offshore, and therefore may be deemed to be a beneficial owner of the shares owned by each of those two partnerships. Castle Harlan Partners II GP, Inc. is the sole general partner of CHALP, and therefore may be deemed to be a beneficial owner of the shares owned by CHALP. Castle Harlan, Inc. is the investment manager for each of CHP II, Offshore and the Managed Account (the owner of 18,551 shares of common stock and 18,551 shares of Series B Preferred Stock representing 4.95% of the total outstanding common stock and 4.95% of the total Series B Preferred Stock, respectively), and therefore may be deemed to be a beneficial owner of the shares owned by such entities.
(4) John K. Castle is a director of the Company and is the controlling stockholder of Castle Harlan Partners II G.P., Inc., the general partner of the general partner of CHP II, and as such may be deemed to be a beneficial owner of the shares owned by CHP II and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share. In addition, Mr. Castle serves as voting trustee under a voting trust agreement (the "Voting Trust Agreement") with certain limited partners of CHALP and a corporate entity of which Mr. Castle is Chairman, Chief Executive Officer and principal stockholder. As such voting trustee, Mr. Castle may be deemed the beneficial holder of the shares of Common Stock and Series B Preferred beneficially held by such partners (which amounts are included in the numbers set forth above). Mr. Castle disclaims beneficial ownership of such shares.
(5) The address for each individual identified above is c/o Commemorative Brands, Inc., 7211 Circle S Road, Austin, Texas 78745.

    In accordance with a subscription agreement entered into by the Company and CHP II and certain of CHP II's affiliates (together, the "Castle Harlan Group") in conjunction with the consummation of the Transactions, the Company granted to the Castle Harlan Group certain registration rights with respect to the shares of its capital stock owned by the Castle Harlan Group, pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act at any time at the request of the Castle Harlan Group and granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company entered into a Management Agreement dated December 16, 1996, with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Indenture prohibits payment of the management fee in the event of a default by the Company in the payment of principal, Redemption Price, Purchase Price (both as defined in the Indenture), interest, or Liquidated Damages (if any) on the Notes. The Bank Credit Facility prohibits payment of the management fee as long as an Event of Default (as defined) has occurred or is continuing.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents have been filed as a part of this report or where noted incorporated by reference:

(a) (1) and (2)    The response to this portion of Item 14 is submitted as a
                   separate section of this report.  (See page 33.)

(b) The Company has not filed any reports on Form 8-K over the last quarter of the period covered by this report.

(a) (3) and (c)    The response to this portion of Item 14 is submitted as a
                   separate section of this report.  (See page 87.)

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             COMMEMORATIVE BRANDS, INC.



                             By:     /s/ RICHARD H. FRITSCHE
                                --------------------------------
                                            (Signature)
                                  Richard H. Fritsche
                                  Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the indicated capacities on November 26, 1997.



    /S/ JEFFREY H. BRENNAN                  President and Chief Executive
-----------------------------------          Officer and Director
    Jeffrey H. Brennan


    /S/ RICHARD H. FRITSCHE                 Vice President, Chief Financial
-----------------------------------          Officer and Principal
    Richard H. Fritsche                      Accounting Officer



    /S/ JOHN K. CASTLE                      Director
-----------------------------------
    John K. Castle


    /S/ WILLIAM J. LOVEJOY                  Director
-----------------------------------
    William J. Lovejoy


    /S/ DAVID B. PITTAWAY                   Director
-----------------------------------
    David B. Pittaway


    /S/ ZANE TANKEL                         Director
-----------------------------------
    Zane Tankel

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT:

The Company has not sent to any of the Company's security holders either (i) an annual report covering the Company's last fiscal year or (ii) any proxy statement, form of proxy or other proxy material with respect to any annual or other meeting of security holders.

                                 FINANCIAL STATEMENTS

                            Index to Financial Statements



                                                                                                        Page
Consolidated Financial Statements of Commemorative Brands, Inc. and Subsidiaries

    Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .     34

    Consolidated Balance Sheet as of August 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . .     35

    Consolidated Statement of Operations for the Fiscal Year Ended August 30, 1997 . . . . . . . . .     36

    Consolidated Statement of Stockholders' Equity for the Fiscal Year Ended August 30, 1997 . . . .     37

    Consolidated Statement of Cash Flows for the Fiscal Year Ended August 30, 1997 . . . . . . . . .     38

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . .     39

Financial Statements of CJC Holdings, Inc., Class Rings Business (Artcarved)

    Report of Independent Public Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . .     54

    Balance Sheet - August 31, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     55

    Statements of Income (Loss) for the Fiscal Years Ended August 26, 1995, and August 31, 1996,
         and for the Period from September 1, 1996, Through December 16, 1996 . . . . . . . . . . . .    56

    Statements of Changes in Advances and Equity (Deficit) for the Fiscal Years Ended
         August 26, 1995, and August 31, 1996, and for the Period from September 1,
         1996, Through December 16, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    57

    Statements of Cash Flows for the Fiscal Years Ended August 26, 1995, and August 31, 1996,
         and for the Period from September 1, 1996, Through December 16, 1996 . . . . . . . . . . . .    58

    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59

Financial Statements of L. G. Balfour Company, Inc.

    Report of Independent Public Accountants. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    69

    Balance Sheet as of February 25, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    70

    Statements of Operations for the Years Ended February 26, 1995, and
         February 25, 1996, and for the Period Ended December 16, 1996. . . . . . . . . . . . . . . .    71

    Statements of Stockholder's Equity for the Years Ended February 26, 1995, and
         February 25, 1996, and for the Period Ended December 16, 1996. . . . . . . . . . . . . . . .    72

    Statements of Cash Flows for the Years Ended February 26, 1995, and
         February 25, 1996, and for the Period Ended December 16, 1996. . . . . . . . . . . . . . . .    73

    Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    74



                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders of
Commemorative Brands, Inc.:

We have audited the accompanying consolidated balance sheet of Commemorative Brands, Inc. (a Delaware corporation), and subsidiaries as of August 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal year ended August 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commemorative Brands, Inc., and subsidiaries, as of August 30, 1997, and the results of their operations and their cash flows for the fiscal year ended August 30, 1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Houston, Texas
October 24, 1997

                              COMMEMORATIVE BRANDS, INC.


                              CONSOLIDATED BALANCE SHEET

                                   AUGUST 30, 1997

                                    (In Thousands)

                                        ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                    $  2,174
    Accounts receivable, net of allowance for doubtful accounts of $3,750          26,444
    Inventories                                                                    11,767
    Prepaid expenses and other current assets                                       8,522
                                                                                 --------

    Total current assets                                                           48,907

PROPERTY, PLANT AND EQUIPMENT, net                                                 33,460

TRADEMARKS, net of accumulated amortization of $543                                30,197

GOODWILL, net of accumulated amortization of $1,426                                82,935

OTHER ASSETS                                                                        5,370
                                                                                 --------
    Total assets                                                                 $200,869
                                                                                 --------
                                                                                 --------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Bank overdraft                                                               $  4,188
    Accounts payable and accrued expenses                                          20,893
    Current portion of long-term debt                                                 750
                                                                                 --------

    Total current liabilities                                                      25,831

LONG-TERM DEBT, net of current portion                                            124,700

OTHER LONG-TERM LIABILITIES                                                         9,885
                                                                                 --------
    Total liabilities                                                             160,416

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value, 750,000 shares authorized (in total)-
         Series A, 100,000 shares issued and outstanding                                1
         Series B, 375,000 shares issued and outstanding                                4
    Common Stock, $.01 par value, 750,000 shares authorized, 375,000 issued and
         outstanding                                                                    4
    Additional paid-in capital                                                     50,161
    Retained earnings (deficit)                                                    (9,717)
                                                                                 --------
    Total stockholders' equity                                                     40,453
                                                                                 --------
    Total liabilities and stockholders' equity                                   $200,869
                                                                                 --------
                                                                                 --------




      The accompanying notes are an integral part of this consolidated financial statement.

                              COMMEMORATIVE BRANDS, INC.


                         CONSOLIDATED STATEMENT OF OPERATIONS

                      FOR THE FISCAL YEAR ENDED AUGUST 30, 1997

                                    (In Thousands)



NET SALES                                                       $87,600

COST OF SALES                                                    45,189
                                                               --------
GROSS PROFIT                                                     42,411

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                     41,481
                                                               --------

OPERATING INCOME                                                    930

INTEREST EXPENSE, net                                             9,797
                                                               --------

LOSS BEFORE PROVISION FOR INCOME TAXES                           (8,867)

PROVISION FOR INCOME TAXES                                          -
                                                               --------

NET LOSS                                                         (8,867)

PREFERRED DIVIDENDS                                                (850)
                                                               --------

NET LOSS TO COMMON STOCKHOLDERS                                 $(9,717)
                                                               --------
                                                               --------

NET LOSS PER COMMON AND COMMON EQUIVALENT SHARE                 $(25.91)
                                                               --------
                                                               --------


    Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.


The accompanying notes are an integral part of this consolidated financial statement.

                              COMMEMORATIVE BRANDS, INC.


                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                      FOR THE FISCAL YEAR ENDED AUGUST 30, 1997

                          (In Thousands, Except Share Data)





                                               Preferred Stock
                                  ----------------------------------------
                                        Series A              Series B            Common Stock     Additional  Retained
                                  -------------------    -----------------     -----------------     Paid-In   Earnings
                                   Shares     Amount     Shares     Amount     Shares     Amount     Capital   (Deficit)    Total
                                  -------    --------    -------   -------     ------     ------     -------   ---------    ------
BALANCE, March 28, 1996 (date of
          inception)                   --    $    --          --   $    --          --    $   --    $     --   $      --   $     --
ISSUANCE OF COMMON STOCK               --         --          --        --     375,000         4       2,666          --      2,670

ISSUANCE OF PREFERRED STOCK       100,000          1     375,000         4          --        --      47,495          --     47,500

ACCRUED PREFERRED STOCK                --         --          --        --          --        --          --        (850)      (850)
          DIVIDENDS

NET LOSS                               --         --          --        --          --        --          --      (8,867)    (8,867)
                                  -------    -------     -------   -------     -------    ------    --------   ---------   --------

BALANCE, August 30, 1997          100,000    $     1     375,000   $     4     375,000    $    4    $ 50,161   $  (9,717)  $ 40,453
                                  -------    -------     -------   -------     -------    ------    --------   ---------   --------
                                  -------    -------     -------   -------     -------    ------    --------   ---------   --------


    Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.


                The accompanying notes are an integral part of
                    this consolidated financial statement.

                              COMMEMORATIVE BRANDS, INC.


                         CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE FISCAL YEAR ENDED AUGUST 30, 1997

                                    (In Thousands)



CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                                   $(8,867)
 Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization                                                             4,095
    Provision for doubtful accounts                                                             632
    Changes in assets and liabilities-
      Decrease in accounts receivable                                                         8,187
      Decrease in inventories                                                                 4,557
      Increase in prepaid expenses and other current assets                                  (3,237)
      Increase in other assets                                                               (1,567)
      Decrease in bank overdraft, accounts payable and accrued expenses                      (4,477)
                                                                                           --------
 Net cash used in operating activities                                                         (677)
                                                                                           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                                                  (3,493)
 Cash paid for the acquisitions of ArtCarved and Balfour, including transaction costs      (170,200)
                                                                                           --------

 Net cash used in investing activities                                                     (173,693)
                                                                                           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt issuance                                                                120,200
 Proceeds from issuance of common and preferred stock                                        50,000
 Note borrowings, net                                                                         5,250
                                                                                           --------
 Net cash provided by financing activities                                                  175,450
                                                                                           --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     1,080

CASH AND CASH EQUIVALENTS, beginning of period                                                1,094
                                                                                           --------
CASH AND CASH EQUIVALENTS, end of period                                                   $  2,174
                                                                                           --------
                                                                                           --------

SUPPLEMENTAL DISCLOSURE:
 Cash paid during the period for-

    Interest                                                                               $  7,568
                                                                                           --------
                                                                                           --------

    Taxes                                                                                  $      -
                                                                                           --------
                                                                                           --------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 Accrued preferred stock dividends                                                         $    850
                                                                                           --------
                                                                                           --------





    Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

      The accompanying notes are an integral part of this consolidated financial statement.

                              COMMEMORATIVE BRANDS, INC.


                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) BACKGROUND AND ORGANIZATION

Commemorative Brands, Inc., a Delaware corporation (together with its subsidiaries, CBI or the Company), is a manufacturer and supplier of class rings and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P. (CHP II), a Delaware limited partnership and private equity investment fund, for the purpose of acquiring ArtCarved and Balfour (as defined below) and, until December 16, 1996, engaged in no business activities other than in connection with the Acquisitions (as defined below) and the financing thereof. The Company's scholastic product line consists of high school and college class rings (the Company's predominate product offering) and graduation-related fine paper products such as announcements, name cards and diplomas. The Company is a leading manufacturer of class rings in the United States with its corporate office and primary manufacturing facilities located in Austin, Texas.

(2) MERGERS AND ACQUISITIONS

On December 16, 1996, the Company completed the acquisitions (the Acquisitions) of substantially all of the scholastic and recognition and affinity product assets and businesses of the ArtCarved Class Rings (ArtCarved) operations of CJC Holdings, Inc. (CJC), from CJC and certain assets and liabilities of L. G. Balfour Company, Inc. (Balfour), from Town & Country Corporation (Town & Country).

In consideration for ArtCarved, CBI paid CJC, in cash, the sum of $115.1 million and assumed certain related liabilities. In consideration for Balfour, CBI paid Town & Country, in cash, the sum of $45.9 million and assumed certain related liabilities. In addition, CBI purchased the gold on consignment to L. G. Balfour Company, Inc., as of the closing date for a cash purchase price of approximately $5.4 million.

The following represents the allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on third-party appraisals and management's estimate of fair values. The allocation of the purchase prices (including transaction costs) for the Acquisitions is as set forth below (in thousands):

                                              ArtCarved        Balfour
                                              ----------      ---------
Current assets                                $ 23,220        $ 35,497
Property, plant and equipment                   17,039          15,042
Goodwill                                        64,127          17,885
Trademarks                                      17,740          13,000
Other long-term assets                           1,687             171
Accounts payable and accrued expenses           (6,066)        (22,334)
Other long-term liabilities                         --          (6,808)
                                              --------        --------
                                              $117,747        $ 52,453
                                              --------        --------
                                              --------        --------

The Company has closed and exited substantially all of the Balfour operations and moved them from Attleboro, Massachusetts, to Austin, Texas.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END

CBI uses a 52/53-week fiscal year ending on the last Saturday of August.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS CONDITIONS

The results of operations of the Company for the fiscal year ended August 30, 1997, were adversely impacted as a result of the ongoing consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination"). Consolidation and integration of operations related to the Combination required substantial time and cost due to complications arising from the integration of different order entry and manufacturing processes required for the Balfour ring product line. The time to train new personnel and implement the Balfour class ring operations was extensive and has resulted in ring manufacturing headcount levels higher than those experienced in the predecessor companies. The additional headcount is anticipated to remain in place at least through December 1997, to provide service levels comparable to those experienced in Massachusetts. The Company anticipates incurring costs from inefficiencies and a higher than expected headcount during at least the first two quarters of fiscal 1998. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

INVENTORIES

Inventories, which include raw materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

SALES REPRESENTATIVE ADVANCES AND RESERVE FOR SALES REPRESENTATIVE ADVANCES

The Company advances funds to new sales representatives in order to open up new sales territories or makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying balance sheet.

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

TRADEMARKS

The value of trademarks was determined based on a third-party appraisal and is being amortized on a straight-line basis over 40 years.

IMPAIRMENT OF LONG-LIVED ASSETS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement deals with accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets (e.g., property, plant and equipment and intangibles) be reviewed for impairment whenever events or changes in circumstances, such as change in market value, indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related product lines' undiscounted cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

GOODWILL

Costs in excess of fair value of net tangible assets acquired and related acquisition costs are included in goodwill in the accompanying balance sheet. Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related product lines' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

OTHER ASSETS

Other assets include deferred financing costs which are amortized over the lives of the specific debt and ring samples to national chain stores and sales representatives which are amortized over three years.

INCOME TAXES

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and long-term debt (including current maturities). The carrying amounts of the Company's cash and cash equivalents, accounts receivable, bank overdraft and accounts payable approximate fair value due to their short-term nature. The fair value of the Company's long-term debt approximates the recorded amount based on current rates available to the Company for debt with the same or similar terms.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped.

CONCENTRATION OF CREDIT RISK

Credit is extended to various companies in the retail industry which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits.

ADVERTISING EXPENSE

Selling, general and administrative expenses for the Company include advertising expense of $2,752,000 for the fiscal year ended August 30, 1997 (see Note 1).

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

SEASONALITY

The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. ArtCarved and Balfour historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share currently prescribed by Accounting Principles Board (APB) Opinion No.
15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements and is required to be adopted by the Company for the fiscal year ending August 29, 1998. The earnings per share in the accompanying financial statements is computed pursuant to APB Opinion No. 15 and is the same that would be required for basic earnings per share under SFAS No. 128 which is determined using only the weighted average shares outstanding. The Company also has outstanding warrants and stock options that are not included in the computation of diluted earnings per share under SFAS No. 128 because to do so would be antidilutive.

SFAS No. 129, "Disclosure of Information About Capital Structure," will require additional disclosure of information about an entity's capital structure, including information about dividend and liquidation preferences, voting rights, contracts to issue additional shares, conversion and exercise prices, etc. The Company is required to adopt this statement for the fiscal year ending August 29, 1998.

SFAS No. 130, "Reporting Comprehensive Income," is required to be adopted by the Company for the fiscal year ending August 28, 1999, and the statement requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement is not anticipated to have any impact on the Company as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available-for-sale securities, etc.).

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," is required to be adopted by the Company for the fiscal year ending August 28, 1999. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a companywide basis; therefore, the statement is not expected to impact the Company.

(4) INVENTORIES

A summary of inventories is as follows (in thousands):

                                                    August 30,
                                                        1997
                                                    ----------
Raw materials                                       $ 8,769
Work in process                                       1,877
Finished goods                                        1,121
                                                  ---------
                                                    $11,767
                                                  ---------
                                                  ---------

Cost of sales includes depreciation and amortization of $1,439,000 for the fiscal year ended August 30, 1997 (see Note 1).

In accordance with purchase price accounting, at the purchase date (December 16, 1996), the inventory balance was increased by $4.7 million to record inventory at fair market value. During the fiscal year ended August 30, 1997, this amount was expensed to cost of sales (see Note 1).

(5) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                 August 30,
                                                   1997
                                                 ---------
Sales representative advances                    $ 4,491
Reserve on sales representative advances          (1,528)
Current deferred tax asset                         2,557
Prepaid advertising and promotion materials        1,999
Prepaid management fees                              325
Other                                                678
                                                 -------
                                                 $ 8,522
                                                 -------
                                                 -------

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                             August 30,
                                                  1997
                                             ----------
Land                                          $  2,000
Buildings and improvements                       4,614
Tools and dies                                  18,715
Machinery and equipment                          9,364
Construction in progress                           882
                                              --------
    Total                                       35,575

Accumulated depreciation                        (2,115)
                                              --------
    Property, plant and equipment, net        $ 33,460
                                              --------
                                              --------


Depreciation expense (included in cost of sales and selling, general and administrative expenses) recorded in the accompanying statement of operations is $2,115,000 for the fiscal year ended August 30, 1997 (see Note 1).

(7) OTHER ASSETS

Other assets consist of the following (in thousands):

                                             August 30,
                                                 1997
                                             ----------

Deferred financing costs                       $ 4,398
Ring samples                                     1,221
Other                                              143
                                                ------
                                                 5,762
Accumulated amortization                          (392)
                                                ------
 Other assets, net                             $ 5,370
                                               -------
                                               -------

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The principal components of accounts payable and accrued expenses are as follows (in thousands):

                                                August 30,
                                                  1997
                                                --------

Accounts payable                               $ 5,484
Commissions and royalties                        3,265
Compensation and related costs                   2,476
Accrued interest payable                         1,808
Customer deposits                                1,539
Severance costs                                  1,308
Other                                            5,013
                                               -------
                                               $20,893
                                               -------
                                               -------

(9) LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                           August 30,
                                                              1997
                                                           ----------

11% senior subordinated notes due 2007                     $   90,000
Term loan facility                                             24,750
Bank revolver                                                  10,700
                                                           ----------
       Total debt                                             125,450
Less- Current portion                                             750
                                                           ----------
       Total long-term debt                                $  124,700
                                                           ----------
                                                           ----------

11 PERCENT SENIOR SUBORDINATED NOTES

The Company's 11 percent senior subordinated notes mature on January 15, 2007. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, plus accrued and unpaid interest and liquidated damages (as defined), if any, thereon to the date of redemption. In the event the Company completes one or more public equity offerings (as defined) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33-1/3 percent of the original principal amount of the notes at a redemption price equal to 111 percent of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more public equity offerings, provided that at least 66-2/3 percent of the original principal amount of the notes remains outstanding immediately after each such redemption.

The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates, (d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of August 30, 1997.

REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

The Company has a revolving credit, term loan and gold consignment agreement (the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and may borrow up to $35 million under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments which commenced March 31, 1997.

REVOLVING CREDIT AND GOLD FACILITIES

The revolving credit and gold facilities permit borrowings of up to a maximum aggregate principal amount of $35 million based upon availability under a borrowing base based on eligible receivables and eligible inventory (each as defined), with a sublimit of $5 million for letters of credit and $10 million for gold borrowing or consignment. Management believes that it will have sufficient availability under these facilities to meet its working capital needs.

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined), (b) consolidated EBITDA and (c) interest coverage. The Bank Agreement also contains other covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of August 30, 1997.

The long-term debt outstanding as of August 30, 1997, matures as follows (in thousands):

Fiscal Year Ending      Amount Maturing
                        ---------------
1998                      $    750
1999                         1,250
2000                         1,750
2001                         2,500
2002                        16,200
Thereafter                 103,000
                          --------
         Total            $125,450
                          --------
                          --------

The weighted average interest rate of debt outstanding as of August 30, 1997, is
10.5 percent.

CONSIGNED GOLD

Upon the purchases of ArtCarved and Balfour, the Company entered into a gold consignment/loan arrangement with a certain financial institution. Under this arrangement, the Company has the availability to have on consignment up to 26,000 ounces of gold approximating $10 million. Alternatively, upon maximizing the $25 million revolver, the Company would have the availability to draw in funds up to $10 million for the purchase of gold. Another option, if the revolver is maximized, is a combination of drawing upon the consigned inventory and gold loan funds up to a maximum value of $10 million. Under this arrangement, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the fiscal year ended August 30, 1997 (see Note 1), the Company expensed approximately $203,000 in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of August 30, 1997, the Company holds approximately 16,265 ounces, valued at $5.3 million, of gold on consignment from one of its lenders.

The Company management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of August 30, 1997, based upon current rates offered for debt with the same or similar debt terms.

(10)   COMMITMENTS AND CONTINGENCIES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2005. The Company's commitments under the noncancelable portion of all operating leases for the next five years and thereafter as of August 30, 1997, are approximately as follows (in thousands):

                                                   Total
                                                 Commitment
                                                -----------

Fiscal year ending-
       1998                                       $   983
       1999                                           883
       2000                                           647
       2001                                           503
       2002                                           531
    Thereafter                                      1,406
                                                  -------
        Total                                     $ 4,953
                                                  -------
                                                  -------

Lease and rental expense included in selling, general and administrative expenses in the accompanying statement of operations amounts to approximately $1,056,000 for the fiscal year ended August 30, 1997 (see Note 1).

The Company is a party to certain contracts with some of its sales representatives whereby the representatives have purchased from their predecessor the right to sell the Company's products in a territory. The contracts generally provide that the value of these rights is primarily determined by the amount of business achieved by a successor sales representative and is therefore not determinable in advance of performance by the successor sales representative.

The Company is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(11)   EMPLOYEE COMPENSATION AND BENEFITS

POSTRETIREMENT MEDICAL BENEFITS

In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the accrual method of accounting for certain postretirement benefits be adopted. The Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. L. G. Balfour Company, Inc., adopted this statement in fiscal 1994 and recognized the actuarial present value of the accumulated postretirement benefit obligation
(APBO) of approximately $6.2 million at February 29, 1993, using the delayed recognition method over a period of 20 years. Prior to adopting SFAS No. 106, the cost of providing these benefits was expensed as incurred.

At the purchase date (December 16, 1996), CBI assumed this pre-existing liability and recorded the APBO of $5.5 million in purchase accounting.

The following table sets forth the plan status (in thousands):

                                                                August 30,
                                                                   1997
                                                                ----------

Accumulated postretirement benefit obligation-
    Retired employees                                            $  (5,559)
    Active employees                                                   -
                                                                 ---------
    Total                                                           (5,559)
Plan assets at fair value                                              -
                                                                 ---------
    Unfunded accumulated benefit obligation in excess of
    plan assets                                                     (5,559)
Unrecognized net gain                                                  125
Unrecognized transition obligation                                     -
                                                                 ---------
    Accrued postretirement medical benefit cost, current
    and long-term                                                $  (5,434)
                                                                 ---------
                                                                 ---------


The net periodic postretirement benefit costs for the fiscal year ended August 30, 1997 (see Note 1), includes the following components (in thousands):

                                                               Fiscal Year
                                                                  Ended
                                                                August 30,
                                                                   1997
                                                               -----------

Service costs, benefits attributed to service during the period  $       -
Interest cost                                                          302
Actuarial assumptions                                                    -
Amortization of unrecognized transition obligation                       -
                                                                 ---------
         Net periodic postretirement benefit cost                $     302
                                                                 ---------
                                                                 ---------


For measurement purposes, a 9.0 percent annual rate of increase in the per capita cost of covered health care benefits is assumed for fiscal 1997; the rate was assumed to decrease gradually to 6.0 percent for fiscal 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. The discount rate used is 8.0 percent compounded annually.

Interest cost associated with the accumulated postretirement benefit obligation is included as a component of interest expense in the accompanying statement of operations.

DEFERRED COMPENSATION

The Company has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date.

(12)   INCOME TAXES

For the fiscal year ended August 30, 1997 (see Note 1), no current or deferred provision or benefit exists due to the net operating losses incurred by the Company.

The Company's effective tax rate differs from the federal statutory rate of 34 percent for the fiscal year ended August 30, 1997 (see Note 1), due to the following (in percentages):

Computed tax benefit at statutory rate                               (34.0)%
State taxes                                                            0.0
Deferral of net operating losses                                      34.0
                                                                  --------

Total effective tax rate                                              0.0%
                                                                  --------
                                                                  --------
Deferred tax assets and liabilities as of August 30, 1997, consist of the following (in thousands):

Deferred tax assets-
    Allowances and reserves                                       $  1,557
    Net operating loss carryforwards                                 6,445
    Other                                                            1,000
                                                                  --------
    Total gross deferred tax assets                                  9,002
    Less- Valuation allowance                                       (2,180)
                                                                  --------
    Net deferred tax assets                                          6,822
                                                                  --------
Deferred tax liabilities-
    Property, plant and equipment, principally due to
       differences in depreciation                                     829
    Goodwill basis difference                                        5,993
                                                                  --------
    Total deferred tax liabilities                                   6,822
                                                                  --------
    Net deferred tax assets (liabilities)                         $      -
                                                                  --------
                                                                  --------

The valuation allowance has been established due to uncertainty surrounding the realizability of the deferred tax assets, principally the net operating loss carryforwards.

For tax reporting purposes, the Company has U.S. net operating loss carryforwards of approximately $16.5 million as of August 30, 1997. Utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire in 2017 if not utilized.

(13)   STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. The Company currently has issued and outstanding 100,000 shares of Series A Preferred, 375,000 shares of Series B Preferred and 375,000 shares of Common Stock.

SERIES A PREFERRED STOCK (SERIES A PREFERRED)

The holders of shares of Series A Preferred are not entitled to voting rights. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis, commencing on January 31, 1997. Dividends on the Series A Preferred accrue at a rate of 12 percent per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends which are declared shall be paid pro rata to the holders. No dividends or interest shall accrue on any accrued and unpaid dividends. The Company's 11 percent senior subordinated notes and bank debt restrict the Company's ability to pay dividends on the Series A Preferred.

The Series A Preferred is not subject to mandatory redemption. The Series A Preferred is redeemable at any time at the option of the Company; however, the Company's 11 percent senior subordinated notes and bank debt restrict the Company's ability to redeem the Series A Preferred. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred shall receive payment of the liquidation value of $100 per share plus all accrued and unpaid dividends prior to the payment of any distributions to the holders of the Series B Preferred or the holders of the common stock of the Company (Common Stock). So long as shares of the Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment dividends on, or redeem or otherwise repurchase any shares of, the Series B Preferred or Common Stock.

SERIES B PREFERRED STOCK (SERIES B PREFERRED)

The holders of shares of Series B Preferred are entitled to one vote per share, voting together with the holders of the Common Stock as one class on all matters presented to the shareholders generally. No dividends accrue on the Series B Preferred.

Dividends may be paid on the Series B Preferred if and when declared by the board of directors of the Company out of funds legally available therefor. The Series B Preferred is nonredeemable. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series B Preferred shall receive payment of the liquidation value of $100 per share plus any accrued and unpaid dividends prior to the payment of any distributions to the holders of the Common Stock of the Company. So long as shares of the Series B Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the Common Stock.

COMMON STOCK

The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders, including the election of directors, and vote together as one class with the holders of the Series B Preferred.

Dividends may be paid on the Common Stock if and when declared by the board of directors of the Company out of funds legally available therefor. The Company does not expect to pay dividends on the Common Stock in the foreseeable future.

COMMON STOCK PURCHASE WARRANTS

The Company has issued warrants, exercisable to purchase an aggregate of 21,405 shares of Common Stock (or an aggregate of approximately 5.4 percent of the outstanding shares of Common Stock on a fully diluted basis), at an initial exercise price of $6.67 per share, at any time on or after December 16, 1997, and on or before January 31, 2008.

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

STOCK-BASED COMPENSATION PLAN

The Company has one stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance; 35,484 of those shares were available for grant to directors and employees of the Company as of August 30, 1997. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued pursuant to the 1997 Stock Option Plan is subject to a voting trust agreement.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1997 Stock Option Plan. Accordingly, no compensation cost has been recognized for its 1997 Stock Option Plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the year ended August 30, 1997, would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):


Net loss to common shareholders        As reported           $ (9,717)
                                       Pro forma               (9,719)

Net loss per common and common         As reported             (25.91)
equivalent share outstanding           Pro forma               (25.92)


Compensation expense for options is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

Incentive stock options for 34,470 shares and no nonqualified stock options of the Company's Common Stock were outstanding as of August 30, 1997. A summary of the status of the Company's 1997 Stock Option Plan as of August 30, 1997, and changes during the fiscal year then ended is presented below:




                                                                 Weighted
                                                                   Average
                                                                 Exercise
         Fixed Options                             Shares          Price
---------------------------------------            --------      ---------

Outstanding at beginning of year                         -      $       -
Granted                                             34,470           6.67
Exercised                                                -              -
Canceled                                                 -              -
                                                  --------      ---------
Outstanding at end of year                          34,470      $    6.67
                                                  --------      ---------
                                                  --------      ---------
Options exercisable at year-end                          -
Weighted average fair value of options granted
        during the year                           $   3.71

The following table summarizes information about stock options outstanding as of August 30, 1997:

                   Options Outstanding             Options Exercisable
           -----------------------------------  ------------------------
              Number    Weighted                  Number
           Outstanding   Average      Weighted  Exercisable    Weighted
              as of     Remaining      Average     as of       Average
Exercise    August 30, Contractual    Exercise   August 30,    Exercise
  Price       1997        Life         Price        1997         Price
--------   ----------- -----------    --------   ----------    ---------

$6.67         34,470    10 years       $6.67          -          $   -

The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997: dividend yield of nil; expected volatility of 29 percent; risk-free interest rate of 6.14 percent; and expected life of 10 years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

(14)   RELATED - PARTY TRANSACTIONS

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee, related to the 11 percent senior subordinated notes prohibits payment of the management fee in the event of a default by the Company.

(15)   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the Company for the fiscal year ended August 30, 1997, is as follows:


                                                  Second           Third        Fourth
                                                  Quarter         Quarter       Quarter
                                                   Ended           Ended         Ended
                                                  March 1,         May 31,     August 30,
                                                    1997            1997          1997
                                                 (11 weeks)      (13 weeks)    (13 weeks)
                                                  ---------      ---------     ---------
                                                      (In Thousands, Except Share Data)

Net sales                                         $  24,751      $  36,927      $  25,922
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------
Gross profit                                      $  10,509      $  18,423      $  13,479
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------
Net loss                                          $  (3,861)       $  (874)     $  (4,132)
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------
Net loss to common stockholders                   $  (4,111)    $   (1,174)     $  (4,432)
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------
Net loss per weighted average common and common
    equivalent share outstanding                  $  (10.96)      $  (3.13)     $  (11.82)
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------

Weighted average common and common equivalent
    shares outstanding                              375,000        375,000        375,000
                                                  ---------      ---------      ---------
                                                  ---------      ---------      ---------


Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

    The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. ArtCarved and Balfour historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Commemorative Brands, Inc.:

We have audited the accompanying balance sheet of the class rings business (ArtCarved) of CJC Holdings, Inc. (a Texas corporation), as of August 31, 1996, and the related statements of income (loss), changes in advances and equity (deficit) and cash flows for the fiscal years ended August 26, 1995, and August 31, 1996, and for the period from September 1, 1996, through December 16, 1996. These financial statements are the responsibility of Artcarved's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ArtCarved (as defined above) as of August 31, 1996, and the results of its operations and its cash flows for the fiscal years ended August 26, 1995, and August 31, 1996, and for the period from September 1, 1996, through December 16, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Houston, Texas
October 24, 1997

                 CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)


                                    BALANCE SHEET

                                    (In Thousands)


                                                                                                   August 31,
                                                                                                       1996
                                                                                                    ---------
                                                      ASSETS
CURRENT ASSETS:
  Cash                                                                                              $       -
  Receivables-
    Trade, net of allowance for doubtful accounts of $633                                               8,959
    Other                                                                                                 432
  Inventories                                                                                           5,402
  Prepaid expenses and other current assets                                                             2,115
                                                                                                    ---------
                   Total current assets                                                                16,908
PROPERTY, PLANT AND EQUIPMENT, at cost, net of accumulated depreciation of $14,884                     11,149
TRADEMARKS, net of accumulated amortization of $5,626                                                  21,421
GOODWILL, net of accumulated amortization of $3,232                                                    12,284
IDENTIFIABLE INTANGIBLE ASSETS, net of accumulated amortization of $3,745                               2,075
OTHER ASSETS, net of accumulated amortization of $22,731                                               10,705
                                                                                                    ---------
                   Total assets                                                                     $  74,542
                                                                                                    ---------
                                                                                                    ---------
                                LIABILITIES, ADVANCES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable                                                                                  $   1,953
  Accrued interest payable                                                                              1,429
  Accrued expenses                                                                                      2,088
  Gold loan                                                                                             6,375
  Current portion of long-term debt                                                                     2,000
                                                                                                    ---------
                   Total current liabilities                                                           13,845
LONG-TERM DEBT, net of current maturities                                                              89,221
COMMITMENTS AND CONTINGENCIES
ADVANCES AND EQUITY (DEFICIT)                                                                         (28,524)
                                                                                                    ---------
                   Total liabilities, advances and equity (deficit)                                 $  74,542
                                                                                                    ---------
                                                                                                    ---------


       The accompanying notes are an integral part of this financial statement.

                 CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)


                             STATEMENTS OF INCOME (LOSS)

                                    (In Thousands)


                                                                              For the Period
                                                                                  From
                                                 For the Fiscal Year Ended     September 1,
                                                 -------------------------        1996,
                                                                                 Through
                                                  August 26,    August 31,     December 16,
                                                     1995          1996            1996
                                                  ----------    ---------     -------------


NET SALES                                         $71,994      $    70,671   $       27,897
COST OF SALES                                      32,879           32,655           11,988
                                                  ----------    ---------     -------------

     Gross profit                                  39,115           38,016           15,909

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      (28,224)         (27,940)          (9,862)

RESTRUCTURING CHARGES                              (3,244)               -                -
                                                  ----------     ---------    -------------
     Operating income                               7,647           10,076            6,047

INTEREST INCOME                                       995              651               94

INTEREST EXPENSE                                  (14,608)         (12,558)          (2,970)
                                                  ----------     ---------    -------------

     Income (loss) before income tax provision     (5,966)          (1,831)           3,171

INCOME TAX PROVISION                                    -                -                -
                                                  ----------     ---------    -------------

     Net income (loss)                            $(5,966)      $   (1,831)   $       3,171
                                                  ----------     ---------    -------------
                                                  ----------     ---------    -------------


      The accompanying notes are an integral part of these financial statements.

                 CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)


                STATEMENTS OF CHANGES IN ADVANCES AND EQUITY (DEFICIT)

                                    (In Thousands)



BALANCE AT AUGUST 27, 1994
    Net increase in advances from parent
    Net loss for the fiscal year ended August 26, 1995            $(51,504)
                                                                     4,284
                                                                    (5,966)
                                                                  --------
BALANCE AT AUGUST 26, 1995
    Net increase in advances from parent
    Net loss for the fiscal year ended August 31, 1996             (53,186)
                                                                    26,493
                                                                    (1,831)
                                                                  --------
BALANCE AT AUGUST 31, 1996
    Net increase in advances from parent
    Net income for the period from September 1, 1996,
    through December 16, 1996                                      (28,524)
                                                                    18,889
                                                                     3,171
                                                                  --------
BALANCE AT DECEMBER 16, 1996                                      $ (6,464)
                                                                  --------
                                                                  --------



      The accompanying notes are an integral part of these financial statements.

                 CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)

                               STATEMENTS OF CASH FLOWS

                                                               (In Thousands)

                                                                                         For the Period
                                                                                              From
                                                                                           September 1,
                                                             For the Fiscal Year Ended        1996,
                                                             -------------------------       Through
                                                              August 26,     August 31,    December 16,
                                                                1996           1995           1996
                                                             ----------     ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         $   (5,966)    $   (1,831)    $    3,171
 Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
         Depreciation                                           1,664          1,843            649
         Amortization                                           3,950          3,172          1,343
         Provisions for doubtful accounts                         522            596            144
         Discount accretion                                     1,172              -              -
         Restructuring charges                                  3,244              -              -
         Change in assets and liabilities-
              Increase in receivables                          (2,066)          (121)        (6,951)
              (Increase) decrease in inventories                  179         (1,500)           124
              (Increase) decrease in prepaid expenses and
                   other current assets                          (286)         1,880          1,378
              Increase in other assets                         (3,138)        (2,113)        (3,270)
              Increase (decrease) in accounts payable            (305)          (391)         1,424
              Increase (decrease) in accrued expenses          (2,134)           128          3,486
                                                           ----------     ----------     ----------

 Net cash provided by (used in) operating activities           (3,164)         1,663          1,498
                                                           ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                    (1,120)          (844)          (195)
                                                           ----------     ----------     ----------

 Net cash used in investing activities                         (1,120)          (844)          (195)
                                                           ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net change in advances from parent                             4,284         15,620         18,889
                                                           ----------     ----------     ----------
 Note payments                                                      -        (16,439)       (14,628)
                                                           ----------     ----------     ----------

 Net cash provided by (used in) financing activities            4,284           (819)         4,261
                                                           ----------     ----------     ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           -              -          5,564

CASH AND CASH EQUIVALENTS, beginning of period                      -              -              -
                                                           ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, end of period                   $        -     $        -     $    5,564
                                                           ----------     ----------     ----------
                                                           ----------     ----------     ----------



      The accompanying notes are an integral part of these financial statements.

                 CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)


                            NOTES TO FINANCIAL STATEMENTS



(1) DESCRIPTION OF BUSINESS AND BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying financial statements represent the class rings business (ArtCarved or the Company) of CJC Holdings, Inc. (CJC). Since ArtCarved is not operated nor accounted for as a separate entity for the periods presented in the accompanying financial statements, it was necessary for management to make allocations (carve-outs) for certain accounts to reflect the financial statements of ArtCarved. Management considers the allocations to be reasonable and believes the accompanying financial statements materially represent the operations of ArtCarved on a stand-alone basis. Selling, general and administrative expenses from the operations of ArtCarved as shown in the accompanying statements of income (loss) represent all the expenses incurred by CJC excluding only the expenses directly related to the non-ArtCarved operations of CJC. CJC sold the assets of ArtCarved and CJC used the sale proceeds to repay its outstanding debt obligations. Accordingly, the debt obligations of CJC repaid with the sale proceeds have been recorded on the accompanying balance sheet with the offsetting charge included in the advances and equity (deficit) account, and the accompanying statements of income (loss) of ArtCarved presented herein include all of CJC's debt-related interest expense on such debt obligations. Interest income of CJC is included in the statements of income
(loss) since all excess cash balances are used to pay principal and interest on debt obligations.

All cash balances remained with CJC after sale of the assets. No cash balances have been included in the accompanying balance sheet. All amounts due to/from CJC for ArtCarved's operations have been included in advances and equity (deficit). Also, included in advances and equity (deficit) are all intercompany accounts.

Although management considers the above allocation (carve-out) methods to be reasonable, due to the relationship between ArtCarved and other operations and activities of CJC, the terms of some or all of the transactions and allocations discussed above may not necessarily be indicative of that which would have resulted had ArtCarved been a stand-alone entity.

On December 16, 1996, Commemorative Brands, Inc. (CBI), completed the acquisitions (the Acquisitions) of substantially all of the scholastic and recognition and affinity product assets and businesses of ArtCarved of CJC from CJC and certain assets and liabilities of L. G. Balfour Company, Inc. (Balfour), from Town & Country Corporation (Town & Country). In consideration for ArtCarved, CBI paid CJC in cash the sum of $115.1 million and assumed certain related liabilities.

RESULTS OF OPERATIONS

The results of operations for the period from September 1, 1996, through December 16, 1996, are not comparable to the results of operations for the fiscal years ended August 31, 1996, and August 26, 1995, and are not necessarily indicative of the results that could be expected for a full fiscal year. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income occurred in the three and one-half month period ended December 16, 1996, related to the back-to-school and pre-holiday season.

(2) RESTRUCTURING CHARGES

During fiscal 1995, ArtCarved provided for restructuring charges totaling $3,244,000. Charges include professional advisory fees and the write-down of previously incurred financing costs.

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END

ArtCarved uses a 52/53-week fiscal year ending on the last Saturday of August.

INVENTORIES

ArtCarved's inventories, which include raw materials, labor and overhead and other manufacturing and production costs, are stated at the lower of cost or market using the dollar-value last-in, first-out (LIFO) link-chain method.

Included in raw materials are supplies inventory of approximately $451,000 as of August 31, 1996.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

Description                                             Useful Life
-----------                                             -----------

Land improvements                                            15 years
Buildings and improvements                             10 to 25 years
Tools and dies                                          5 to 10 years
Machinery and equipment                                 3 to 10 years


Maintenance, repairs and minor replacements are charged against income as incurred; major replacements and betterments are capitalized. The cost of assets sold or retired and the related accumulated depreciation are removed from the accounts at the time of disposition, and any resulting gain or loss is reflected as other income or expense for the period.

GOODWILL AND INTANGIBLE ASSETS

Costs in excess of fair value of net tangible assets acquired and related acquisition costs are included in goodwill and identifiable intangible assets in the accompanying balance sheets. Intangible assets are being amortized on a straight-line basis over their estimated lives, not exceeding 40 years.

OTHER ASSETS

Other assets include debt costs, software and software development costs, and engineering and design costs. Debt costs are amortized over the lives of the specific debt instruments of one to six years. Software and software development costs have a useful life of three to five years, and engineering and design costs are amortized over six years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ArtCarved's financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and long-term debt (including current maturities). The carrying amounts of ArtCarved's cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. The fair value of ArtCarved's long-term debt is estimated based on current rates offered to ArtCarved for debt with the same or similar terms.

CASH FLOWS

Total cash interest paid during the fiscal years 1995 and 1996 and for the period from September 1, 1996, to December 16, 1996, was approximately $15,905,000, $12,464,000 and $4,405,000, respectively. Total cash paid for income taxes during the fiscal years 1995 and 1996 and for the period from September 1, 1996, to December 16, 1996, was approximately $89,000, $83,000 and $-, respectively. Noncash financing activities during the year ended August 31, 1996, include $7,021,000 of accrued interest, which was converted to new subordinated notes, and $7,500,000 of original subordinated notes and $1,873,000 of related accrued interest that were both converted to Series 2 common stock.

ACCOUNTING FOR INCOME TAXES

Effective September 1, 1992, CJC (and ArtCarved) adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recorded for the tax consequences of applying currently enacted statutory tax rates applicable to differences between the financial reporting and income tax bases of assets and liabilities.

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

SEASONALITY

ArtCarved's sales are highly seasonal. Historically, ArtCarved has achieved its highest sales and income levels in its first fiscal quarter (September through November), followed in descending order by the third, second and fourth fiscal quarters. This is primarily due to the fall "back-to-school" selling season for class rings. The third fiscal quarter includes the spring semester school activities including graduation events, while the fourth fiscal quarter (and the second fiscal quarter to a lesser extent) includes the periods when most schools are not in session.

REVENUE RECOGNITION

Revenues from product sales are recognized at the time the product is shipped.

ADVERTISING EXPENSE

Selling, general and administrative expenses for ArtCarved include advertising expense in the following amounts for the statements of income (loss) presented (in thousands):

Period from September 1, 1996, to December 16, 1996             $    1,222
Fiscal year ended August 31, 1996                               $    2,989
Fiscal year ended August 26, 1995                               $    3,157


(4) RECEIVABLES

Credit is extended to various companies in the retail industry which may be affected by changes in economic or other external conditions. ArtCarved's policy is to manage its exposure to credit risk through credit approvals and limits.

(5) INVENTORIES

A summary of inventories is as follows (in thousands):

                                           August 31,
                                             1996
                                          ----------

Raw materials                            $  4,007
Work in process                             1,010
Finished goods                                385
                                         --------

                                         $  5,402
                                         --------
                                         --------

Cost of sales includes depreciation and amortization of the following amounts in the accompanying statements of income (loss) (in thousands):

Period from September 1, 1996, to December 16, 1996        $    691
Fiscal year ended August 31, 1996                          $  1,709
Fiscal year ended August 26, 1995                          $  1,674

Inventories are priced using the dollar-value LIFO link-chain method. The carrying value of LIFO inventories as of August 31, 1996, was approximately $355,000 greater than costs as determined by the first-in, first-out method.

(6) PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                       August 31,
                                                         1996
                                                      ----------
Prepaid advertising                                   $  1,461
Prepaid insurance                                          234
Other                                                      420
                                                      --------

                                                      $  2,115
                                                      --------
                                                      --------

(7) ACCRUED EXPENSES

The principal components of accrued expenses are as follows (in thousands):

                                                      August 31,
                                                        1996
                                                      --------

Compensation and related costs                        $    832
Sales and use and property taxes                           404
Customer deposits                                          432
Medical claims                                             355
Other                                                       65
                                                      --------

         Total accrued expenses                       $  2,088
                                                      --------
                                                      --------

(8) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net, consists of the following (in thousands):

                                                            August 31,
                                                              1996
                                                           -----------

Land and improvements                                      $    4,742
Buildings and improvements                                      5,172
Tools and dies                                                  6,241
Machinery and equipment                                         9,878
                                                           -----------

         Total                                                 26,033

Accumulated depreciation                                      (14,884)
                                                           -----------

         Property, plant and equipment, net                $   11,149
                                                           -----------
                                                           -----------

Depreciation expense (included in cost of sales and selling, general and administrative expenses) recorded in the accompanying statements of income
(loss) is as follows (in thousands):

Period from September 1, 1996 to December 16, 1996    $    770
Fiscal year ended August 31, 1996                     $  2,026
Fiscal year ended August 26, 1995                     $  2,457

(9) GOLD LOAN

As a means of hedging against gold market price fluctuations and financing its needs for gold in the manufacturing process, CJC had historically entered into a fee-bearing gold consignment agreement with a bank (the Consignor). During the term of the consignment agreement, title to the gold covered by the consignment agreement remained with the Consignor. CJC had a credit facility with a bank which provided for a $25,000,000 letter-of-credit facility which could be utilized to request letters of credit pursuant to the gold consignment agreement. The consignment agreement expired in June 1994 and was not renewed. In connection with the expiration of the gold consignment agreement, the Consignor presented to the bank a draft for payment under the letter of credit in the amount of $14,614,255, and such draft was honored by the bank in that amount. The amount invoiced CJC was for 38,053 ounces of gold at a price of $384.05 per ounce. As of August 31, 1996, there were 10,555 ounces of gold with an approximate market value of $4,079,000, included in ArtCarved's balance sheet. Although a substantial amount of gold is held by other operations of CJC and serves as collateral for the loan, the entire gold loan was paid with the proceeds from the asset sale and, therefore, the full amount of the loan is included in ArtCarved's balance sheet.

(10)     LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                           August 31,
                                                              1996
                                                           ----------
Senior secured notes                                       $   56,700
Senior subordinated notes                                      34,521
                                                           ----------
                                                               91,221
Less- Current portion                                          (2,000)
                                                           ----------
              Long-term debt                               $   89,221
                                                           ----------
                                                           ----------

In November 1995, CJC's board of directors, shareholders and principal creditors approved its restructuring plan and the plan and agreement of merger (as defined) whereby CJC's common and preferred shareholders agreed to a recapitalization and holders of senior secured, senior subordinated notes and the gold loan agreed to restructure their debt obligations. On March 12, 1996, the restructuring agreement was consummated. The debt obligations discussed below were paid with the proceeds of the asset sale of ArtCarved and, therefore, are included in ArtCarved's financial statements.

The significant components of the restructuring and recapitalization are as follows:

a. New capital stock consisting of 30,000,000 authorized shares of common stock designated as either Series 1, Series 2 or Series 3, as defined, of CJC Newco, Inc. (Newco), was authorized and issued in the following order:

    (i) The holder of CJC's Series A preferred stock received an aggregate of 100 percent or 8,750,000 shares of the Series 1 common stock, such number to be reduced by that number of shares of Series 1 common stock to be issued to the subordinated noteholders.

    (ii) A holder of CJC's senior subordinated notes due 1998 and 1999 (the Original Subordinated Notes), pursuant to the restructuring, received 4,410,000 shares of the Series 1 common stock in lieu of debt of CJC. Holders of CJC's Original Subordinated Notes also received 94,000 shares of the Series 1 common stock as compensation for a payment-in-kind (PIK), nondefault rate interest option, as defined, contained in CJC's new senior subordinated notes due 2002 (the New Subordinated Notes). In addition, 974,000 shares of the Series 1 common stock authorized to be issued to the holders of CJC's New Subordinated Notes were not issued as of the restructuring date but were reserved for issuance in accordance with the terms of the New Subordinated Note agreement and the new shareholders' agreement.

    (iii) The holders of CJC's Series B preferred stock received an aggregate of 1,249,020 shares of Series 2 common stock. Each such holder received 11.67 shares of Series 2 common stock for each previously held share of Series B preferred stock.

    (iv) Previous holders of CJC's common stock received an aggregate of 9,992,317 shares of Series 3 common stock. Each such holder received 4.20 shares of Series 3 common stock for each previously held share of common stock. Effective June 30, 1996, the Series 3 shares were redeemed at $0.001 per share.

    (v) Holders of CJC's warrants issued in 1990 received new warrants to purchase 3,023,623 shares of Series 3 common stock. These warrants expired on June 30, 1996. All other existing warrants, rights or options outstanding immediately prior to the merger were canceled and extinguished.

b. Holders of CJC's floating rate senior secured notes, Series A due 1996 (the Series A Notes), and holders of CJC's 12.12 percent senior secured notes, Series B-2 due 1998 (the Series B Notes) (collectively, the Original Senior Notes), received all accrued interest on the unpaid principal amount of such notes. Pursuant to the terms of a senior note purchase agreement, the holders of the Series A Notes received New Series A Notes and the holders of Series B Notes received New Series B Notes.

    The New Series A Notes were issued in the aggregate principal amount of $14,677,000, the outstanding principal balance on the restructuring date. The New Series A Notes are mandatorily redeemable under certain circumstances. The maturity date of the New Series A Notes shall be July 15, 1999, and such notes bear interest at the Eurodollar Rate, as defined, plus 2.25 percent. In addition, the principal of the New Series A Notes will be repaid in installments of $2.0 million on each semiannual period currently anticipated to commence no later than July 15, 1997. Interest on the New Series A Notes is due on the fifteenth day of each quarter, beginning April 15, 1996.

    The New Series B Notes were issued in the aggregate principal amount of $42,023,000, the outstanding principal balance on the restructuring date. The New Series B Notes are mandatorily redeemable under certain circumstances. The maturity date of the New Series B Notes shall be July 15, 2000, and such notes bear interest at the rate of 12.12 percent. The New Series B Notes shall be payable in full at maturity. After the New Series A Notes have been repaid in full, the $2.0 million semiannual principal repayments shall be applied to the New Series B Notes. Interest on the New Series B Notes shall be due on the fifteenth day of each quarter beginning April 15, 1996. Finally, the holders of the New Series B Notes may be entitled to certain "make-whole" payments on the original amount issued once the New Series A Notes have been repaid in full or replaced. The New Series A Notes and New Series B Notes shall be secured by substantially all of CJC's assets.

    Under the terms of the New Series A Notes and New Series B Notes, CJC, among other restrictions, will be required to maintain a current ratio, as defined (excluding current maturities of funded debt), of 3.2 to 1.0 for the period March 12, 1996, to February 28, 1998, and 2.5 to 1.0 for the period March 1, 1998, to maturity, minimum shareholders' equity (deficit), as defined, of $(8,000,000) for the period March 12, 1996, to June 30, 1996, $(9,000,000) for the period July 1, 1996, to May 31, 1997,
    $(10,000,000) for the period June 1, 1997, to November 30, 1997, and beginning to increase to $(5,000,000) until maturity, and an interest coverage ratio, as defined, of 1.25 to 1.0 for the period March 12, 1996, to February 28, 1998, 1.50 to 1.0 for the period March 1, 1998, to August 31, 1999, and 1.75 to 1.0 for the period September 1, 1999, to maturity. CJC will also have certain limitations relating to additional debt, liens, mergers, asset sales transactions, restricted investments and payments of dividends and is obligated to make certain reports periodically to the lenders. As of August 31, 1996, CJC was in compliance with these covenants.

c. Holders of CJC's Original Subordinated Notes in the amount of $35,000,000 were issued either (i) New Subordinated Notes having an aggregate principal amount equal to the unpaid principal under the Original Subordinated Notes plus accrued interest through June 30, 1995, as well as shares of Series 1 common stock as described in a.(ii) above, or (ii) New Subordinated Notes having an aggregate principal amount equal to 50 percent of the unpaid principal under the Original Subordinated Notes plus accrued interest through June 30, 1995, as well as shares of Series 1 common stock as described in a.(ii) above. One holder elected to convert 50 percent of its Original Subordinated Notes (principal amount of $7,500,000 plus accrued interest through June 30, 1995, of approximately $1,873,000) into Series 1 common stock.

    The New Subordinated Notes have a maturity of July 15, 2002, with certain mandatory prepayments, as defined, based upon net cash proceeds, as defined. The New Subordinated Notes are subordinate to the New Senior Notes and the New Gold Notes. The New Subordinated Notes have loan covenants that are substantially identical to the New Senior Notes. Finally, the holders of the New Subordinated Notes may be entitled to certain "make-whole" payments on the original amount issued if both the New Senior Notes and New Subordinated Notes are repaid in full prior to March 1997.

d. Each gold loan holder shall receive a new promissory note evidencing the existing obligation having a maturity date of February 28, 1997 (the New Gold Notes). The New Gold Notes shall be issued in an aggregate principal amount of $8,641,125, the outstanding principal balance on the restructuring date. The New Gold Notes shall bear interest at the lesser of (i) the alternate base rate, as defined, plus 1.5 percent or (ii) the highest lawful rate, as defined. Principal payments under the New Gold Notes are $2,267,000 and $6,374,125 for fiscal years 1996 and 1997, respectively. CJC shall prepay the New Gold Notes using available net cash proceeds, as defined. The New Gold Notes shall be secured by substantially all of CJC's assets.

    In connection with the New Gold Notes, CJC purchased options for 24,053 ounces of gold, exercisable at $384.05 per ounce. The total premiums for fiscal 1996 relating to these options were approximately $238,000. As of August 31, 1996, CJC has options on 17,800 ounces of gold outstanding which expire March 28, 1997. CJC is required to purchase the options under the New Gold Notes to hedge the collateral against changing gold prices. CJC does not engage in gold option speculation. CJC has not recorded any significant gains or losses related to such options as the price of gold has not fluctuated significantly.

    Under the terms of the New Gold Notes, CJC, among other restrictions, will be required to maintain a current ratio, as defined (excluding current maturities of funded debt), of 3.2 to 1.0, minimum shareholders' equity (deficit), as defined, of $(8,000,000) for the period March 12, 1996, to June 30, 1996, and $(9,000,000) for the period July 1, 1996, to maturity, and an interest coverage ratio, as defined, of 1.25 to 1.0. CJC will also have certain limitations relating to additional debt, liens, mergers, asset sales transactions, restricted investments and payments of dividends and is obligated to make certain reports periodically to the lenders. As of August 31, 1996, CJC was in compliance with these covenants.

Management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of August 31, 1996, based upon current rates offered for debt with the same or similar debt terms.

Subsequent to year-end, CJC was not in compliance with certain financial covenants and, accordingly, applied for and has been granted a necessary waiver through October 31, 1996, and an amendment with respect to such covenants from its lenders. As discussed in Note 1, all outstanding debt obligations of CJC were repaid with the sale proceeds from CBI shortly after the Acquisitions occurred.

(11)         COMMITMENTS AND CONTINGENCIES

ArtCarved leased certain of its manufacturing and office facilities and equipment under various noncancelable operating leases. Expenses under all operating leases for the fiscal years ended August 26, 1995, and August 31, 1996, and for the period from September 1, 1996, to December 16, 1996, are approximately $577,000, $577,000 and $208,000, respectively.

ArtCarved is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on ArtCarved's results of operations or financial position.

(12)         INCOME TAXES

For the fiscal years ended August 26, 1995, and August 31, 1996, and for the period from September 1, 1996, to December 16, 1996, no current or deferred provision or benefit exists for ArtCarved due to the available operating tax losses and other credit carryforwards of CJC.

The following represents a reconciliation between tax computed by applying the 35 percent statutory income tax rate to income (loss) before income taxes and reported income tax expense for the fiscal years ended August 26, 1995, and August 31, 1996, and the period from September 1, 1996, to December 16, 1996:


                                               Fiscal Year Ended   Period From
                                            ----------------------  September 1,
                                                                      1996, to
                                            August 26,  August 31, December 16,
                                              1995         1996        1996
                                            ----------  ---------- ------------
Pretax book income (loss)                     (35.0)%      (35.0)%     35.0%
Permanent differences                           1.0          3.2           -
Addition to (utilization of) operating loss
    carryforwards                              34.0         31.8       (35.0)
                                             ------       ------      ------
                                                  -%           -%          -%
                                             ------       ------      ------
                                             ------       ------      ------

The tax effect of significant temporary differences representing deferred tax assets and liabilities is as follows (in thousands):

                                                           August 31,
                                                              1996
                                                           ---------
Inventories                                                $     658
Net operating loss and tax credit carryforwards                2,862
Depreciation and amortization                                 (1,067)
Deferred advertising                                            (328)
Other, net                                                     1,311
                                                           ---------

         Net deferred tax asset                                3,436

Less- Valuation allowance                                     (3,436)
                                                           ---------

         Net deferred tax liability                        $       -
                                                           ---------
                                                           ---------

Since ArtCarved's financial results have been included in CJC's consolidated federal income tax return, ArtCarved federal net operating tax losses and other credits have been included in CJC's income tax return. As a result, any carryovers of such losses or credits which might have existed had ArtCarved reported on a stand-alone basis are not available to ArtCarved as ArtCarved was purchased in a business combination by CBI.

(13)     EMPLOYEE BENEFIT PLANS

DEFINED BENEFIT PLAN

CJC adopted an employee benefit plan for substantially all hourly class ring employees. The benefits were based on the employee's years of service. CJC's funding policy was to make contributions equal to or greater than the requirements prescribed by the Employee Retirement Income Security Act of 1974.

The plan was frozen in 1989 and, effective September 5, 1995, the plan was terminated. Upon receiving a favorable determination on termination, dated December 1, 1995, all assets of the plan were distributed.

The following components of net periodic pension income are presented for the hourly class ring employees' plan for the fiscal years ended August 26, 1995, and August 31, 1996:

                                                          Fiscal Year Ended
                                                      -------------------------
                                                      August 26,     August 31,
                                                         1995           1996
                                                      ----------     --------

Service cost, benefits earned during the year         $        -     $      -
Interest cost of projected benefit obligation             69,200            -
Actual return on plan assets                             (51,800)           -
Net amortization and deferral                            (50,800)           -
                                                      ----------     --------

              Net periodic pension income             $  (33,400)    $      -
                                                      ----------     --------
                                                      ----------     --------

Assumptions used in accounting for the pension plan for the fiscal year ended August 26, 1995, are as follows:

Discount rate                                         7.30%
Rate of increase in compensation levels                N/A
Expected long-term rate of return on assets           7.30%

The following table sets forth the hourly class ring employees' plan's funded status and the amount recognized in ArtCarved's financial statements as of August 26, 1995, and August 31, 1996, for the pension plan:

                                                        August 26,   August 31,
                                                           1995         1996
                                                      -------------  ---------
Actual present value of benefit obligations-
    Accumulated benefit obligations, including
    vested benefits of $1,139,000 and $- as of
    August 26, 1995, and August 31, 1996,
    respectively                                       $ (1,139,000)  $    -
                                                      -------------   ------

Projected benefit obligation                             (1,139,000)       -
Plan assets at fair value                                 1,139,000        -
                                                      -------------   ------

Plan assets in excess of projected benefit obligation             -        -
Unrecognized net loss (gain)                                      -        -
Prior service cost not yet recognized in net periodic
pension cost                                                      -        -
                                                      -------------   ------

Prepaid pension cost                                  $           -   $    -
                                                      -------------   ------
                                                      -------------   ------

CJC has a defined contribution plan that is available to all employees. Employees are eligible to make contributions to the plan after one year of employment. CJC does not make contributions to the plan but pays substantially all administrative fees related to the plan.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To L.G. Balfour Company, Inc.:

We have audited the accompanying balance sheet of L.G. Balfour Company, Inc. (the Company) (a Delaware corporation), a wholly owned subsidiary of Town & Country Corporation (the Parent) (a Massachusetts corporation), as of February 25, 1996, the related statements of operations, stockholder's equity and cash flows for the years ended February 26, 1995 and February 25, 1996 and for the period ended December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of L.G. Balfour Company, Inc. as of February 25, 1996, and the results of its operations and its cash flows for the years ended February 26, 1995 and February 26, 1996 and for the period ended December 16, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company relies on funding from its Parent to support operations. The Parent is in violation under its various debt agreements and has filed a voluntary petition for relief under Chapter 11 Title 11 of the United States Bankruptcy Code on November 18, 1997; thus, there is no assurance that the Parent will be able to continue to provide financial support to the Company. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The Parent's plans with regard to these matters, which primarily relate to the sale of the Company, are discussed in Notes 1 and 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Arthur Andersen LLP


Boston, Massachusetts
November 19, 1997

                              L.G. BALFOUR COMPANY, INC.
                                    Balance Sheets
                                    (In Thousands)

                                                     ASSETS
                                                                                                FEBRUARY 25,
                                                                                                    1996
                                                                                                ------------
 Current Assets:
     Cash and cash equivalents (Note 1)                                                          $       80
     Accounts receivable, less allowance for doubtful accounts of $711 at February 25, 1996          15,362
     Accounts receivable--affiliates                                                                     62
     Inventories (Note 1)                                                                            10,791
     Prepaid expenses and other current assets (Note 7)                                               2,483
                                                                                                 ----------

          Total current assets                                                                       28,778

 Property, Plant and Equipment, net (Note 1)                                                         10,399

 Intangible Assets (Note 1)                                                                           2,698

 Other Assets                                                                                           688
                                                                                                 ----------

                                                                                                 $   42,563
                                                                                                 ----------
                                                                                                 ----------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities:
     Bank overdraft                                                                              $    1,829
     Current portion of capital lease obligation (Note 2)                                               245
     Accounts payable--trade                                                                          1,551
     Accounts payable--affiliates                                                                        43
     Accrued expenses (Note 6)                                                                       11,212
                                                                                                 ----------


     Total current liabilities                                                                       14,880

 Due to Parent, net (Note 9)                                                                         12,767

 Capital Lease Obligation, less current portion (Note 2)                                                154

 Deferred Compensation, less current portion (Note 8)                                                   874
                                                                                                 ----------


     Total liabilities                                                                               28,675
                                                                                                 ----------

 Commitments and Contingencies (Note 5)

 Stockholder's Equity:
     Capital stock                                                                                       4
     Additional paid-in capital                                                                      75,970
     Accumulated deficit                                                                            (62,086)
                                                                                                 ----------

     Total stockholder's equity                                                                      13,888
                                                                                                 ----------

                                                                                                $    42,563
                                                                                                 ----------
                                                                                                 ----------

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              L.G. BALFOUR COMPANY, INC.
                               Statements of Operations
                                    (In Thousands)



                                                                         FOR THE YEARS ENDED     FOR THE PERIOD
                                                                     ---------------------------      ENDED
                                                                     FEBRUARY 26,   FEBRUARY 25,   DECEMBER 16,
                                                                         1995           1996          1996(a)
                                                                     ------------   ------------   ------------

Net Sales                                                            $   77,491     $   71,300     $   60,233

Cost of Sales                                                            35,406         35,598         29,350
                                                                     ----------     ----------     ----------

    Gross profit                                                         42,085         35,702         30,883
                                                                     ----------     ----------     ----------

Expenses:
Selling                                                                  42,891         27,788         25,203
General and administrative (Note 4)                                       8,852          5,708          5,817
                                                                     ----------     ----------     ----------

    Total expenses                                                       51,743         33,496         31,020
                                                                     ----------     ----------     ----------

Other (Income) Expense:
 Payroll tax refund (Note 5)                                               (574)             -              -
 Gain on sale of facility (Note 1)                                            -           (418)             -
 Interest expense (Note 8)                                                  700            583            454
 Interest on Due to Parent, net (Note 9)                                  1,093          1,986          1,499
                                                                     ----------     ----------     ----------

         Net other expense                                                1,219          2,151          1,953
                                                                     ----------     ----------     ----------

         Income (loss) before provision for income taxes                (10,877)            55         (2,090)

Provision for Income Taxes (Notes 1 and 3)                                   65            191             63
                                                                     ----------     ----------     ----------

Net loss                                                             $  (10,942)    $     (136)    $   (2,153)
                                                                     ----------     ----------     ----------
                                                                     ----------     ----------     ----------


(A) EXCLUDES THE FINANCIAL IMPACT OF THE SALE OF CERTAIN ASSETS AND LIABILITIES OF THE COMPANY DISCUSSED IN NOTE 10.

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              L.G. BALFOUR COMPANY, INC.

                          Statements of Stockholder's Equity

                                    (In Thousands)



                                                           ADDITIONAL                        TOTAL
                                                            PAID-IN       ACCUMULATED   STOCKHOLDER'S
                                           CAPITAL STOCK    CAPITAL         DEFICIT         EQUITY
                                           -------------   ----------     -----------   -------------
Balance, February 27, 1994                  $        4     $   75,970     $  (51,008)    $   24,966

    Net loss                                         -              -        (10,942)       (10,942)
                                            ----------     ----------     -----------    ----------

Balance, February 26, 1995                           4         75,970        (61,950)        14,024

    Net loss                                         -              -           (136)          (136)
                                            ----------     ----------     -----------    ----------

Balance, February 25, 1996                           4         75,970        (62,086)        13,888

    Net loss                                         -              -         (2,153)        (2,153)
                                            ----------     ----------     -----------    ----------

Balance, December 16, 1996                  $        4     $   75,970     $  (64,239)    $   11,735
                                            ----------     ----------     -----------    ----------
                                            ----------     ----------     -----------    ----------


      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              L.G. BALFOUR COMPANY, INC.
                               Statements of Cash Flows
                                    (In Thousands)


                                                                       FOR THE YEARS ENDED                FOR THE PERIOD
                                                                ----------------------------------              ENDED
                                                                   FEBRUARY 26,       FEBRUARY 25,          DECEMBER 16,
                                                                      1995               1996                  1996
                                                                ---------------     --------------       ---------------
Cash Flows from Operating Activities:
  Net loss                                                      $     (10,942)      $        (136)           $ (2,153)
  Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities-
     Depreciation and amortization                                      1,978               2,026               1,533
     (Gain) loss on sale of property, plant and equipment                  89                (417)                  -
     Change in assets and liabilities-
     (Increase) decrease in accounts receivable                         3,045                (991)             (6,049)
     (Increase) decrease in inventories                                (2,303)                894               1,774
     Decrease in prepaid expenses and other current assets                492                 666                 189
     Decrease in other assets                                             182                 129                 160
     Decrease in bank overdraft and accounts payable, net              (1,553)               (359)               (234)
     Increase (decrease) in accrued expenses                            2,376                 133              (2,442)
     Decrease in deferred compensation                                   (441)               (341)                (42)
                                                                -------------       -------------            --------

  Net cash provided by (used in) operating activities                  (7,077)              1,604              (7,264)
                                                                -------------       -------------            --------

Cash Flows from Investing Activities:
  Proceeds from sale of fixed assets                                       65                 951                 571
  Capital expenditures                                                 (1,274)               (530)               (345)
                                                                -------------       -------------            --------

  Net cash provided by (used in) investing activities                  (1,209)                421                 226
                                                                -------------       -------------            --------

Cash Flows from Financing Activities:
     Proceeds from (payments on) borrowings from Parent, net            8,502              (1,749)              7,177
     Payments on capital leases                                          (216)               (221)               (200)
                                                                -------------       -------------            --------

  Net cash provided by (used in) financing activities                   8,286              (1,970)              6,977
                                                                -------------       -------------            --------

Net Increase (Decrease) in Cash and Cash Equivalents                        -                  55                 (61)

Cash and Cash Equivalents, beginning of period                             25                  25                  80

Cash and Cash Equivalents, end of period                                   25                  80                  19
                                                                -------------       -------------            --------

Supplemental Cash Flow Data:
  Cash paid during the period for-
  Interest                                                      $          72       $          52            $     23
                                                                -------------       -------------            --------
                                                                -------------       -------------            --------

  Taxes                                                         $          65       $         191            $     42
                                                                -------------       -------------            --------
                                                                -------------       -------------            --------


Supplemental Disclosures of Noncash Investing and Financing
Activities (Note 1)

      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements



(1) Summary of Significant Accounting Policies

    GENERAL

    The accompanying financial statements are for L.G. Balfour Company, Inc. (the Company), a wholly owned subsidiary of Town & Country Corporation (the Parent), as of February 25, 1996 and for the years ended February 26, 1995 and February 25, 1996 and for the period ended December 16, 1996. The accompanying statement of operations for the period ended December 16, 1996 does not include the financial impact of the sale of certain assets and liabilities of the Company discussed at Note 10. Subsequent to December 16, 1996 substantially all of the normal operations of the Company ceased. This subsidiary is engaged in the production and distribution of high school and college class rings on a made-to-order basis. The Company markets directly to students on campus and at campus book stores and offers a variety of graphics products, including graduation announcements, diplomas and memory books, and novelty items, such as T-shirts, key chains and pendants. During fiscal 1995, the Company operated a licensed sports products direct mail distribution business. During the fourth quarter of fiscal 1995, the Company began selling the licensed sports products through retail as opposed to direct mail distribution channels.

    The Company relies on funding from the Parent to support operations. The Parent is in violation under its various debt agreements and has filed a voluntary petition for relief under Chapter 11 Title 11 of the Untied States Bankruptcy Code on November 18, 1997; thus, there is no assurance that the Parent will be able to continue to provide financial support to the Company. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    In addition, substantially all of the Company's assets have been pledged as collateral against the Parent's debt obligations.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less; the carrying amount approximates fair market value because of the short-term maturities of these investments.

    REVENUE RECOGNITION

    Revenues from product sales are recognized at the time the product is shipped.

    IMPAIRMENT OF LONG-LIVED ASSETS

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                     (Continued)



    ASSETS TO BE DISPOSED OF. This statement deals with accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

    SFAS No. 121 requires that long-lived assets (e.g., property and equipment and intangibles) be reviewed for impairment whenever events or changes in circumstances, such as change in market value, indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset.

    On February 26, 1996, the Company adopted SFAS No. 121, which did not have a material impact on the Company's financial position or results of operations.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash and cash equivalents, accounts receivable, bank overdraft, accounts payable and due to Parent, net. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, bank overdraft and accounts payable approximate fair value due to their short-term nature. See Note 9 for fair value information pertaining to the Company's due to Parent, net. In fiscal 1995, in connection with its licensed sports products direct mail distribution business, the Company determined that its actual collection rate of sales was significantly less than previously estimated. Overall, the Company provided approximately 22% (the average provision rate) for allowances for uncollectible amounts relating to sales of products through this distribution channel. In fiscal 1995, the Company provided additional reserves to take into account its change in estimate regarding the realizability of these receivables, which resulted in a charge of approximately $2.6 million over the average provision rate.

    INVENTORIES

    Inventories, which include materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

    Inventories consisted of the following:

                                                           FEBRUARY 25,
                                                               1996

              Raw materials                               $   3,851,000
              Work-in-process                                 3,622,000
              Finished goods                                  3,318,000
                                                          -------------

                                                          $  10,791,000
                                                          -------------
                                                          -------------

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                     (Continued)

    The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. As the gold selling price for orders is confirmed, the Company's Parent purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds on consignment during the period prior to sale. For the years ended February 26, 1995 and February 25, 1996, these fees totaled approximately $200,000 each year and for the period ended December 16, 1996, these fees totaled $233,000.

    The Company does not include the value of consigned gold in inventory or the corresponding liability in borrowings for financial statement purposes. As of February 25, 1996, the Company held approximately 12,212 ounces valued at $4.9 million of gold on consignment under its Parent's domestic gold agreements. The lenders under the Parent's domestic gold consignment agreements have a first priority security interest in the gold content of inventory.

    ADVERTISING

    The Company expenses the costs of advertising as incurred. For the years ended February 26, 1995 and February 25, 1996 and for the period ended December 16, 1996, advertising expense was approximately $10,565,000, $2,465,000 and $2,795,000, respectively.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Maintenance and repair items are charged to expense when incurred; renewals and betterments are capitalized. When property, plant and equipment are retired or sold, their costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income. Included in other income in the accompanying statement of operations for fiscal 1996 is a $418,000 gain associated with the sale of one of the Company's manufacturing facilities.

    The Company provides for depreciation, principally using the straight-line method, at rates adequate to depreciate the applicable assets over their estimated useful lives, which range from 3 to 20 years.

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                     (Continued)

    Property, plant and equipment consisted of the following:

                                            USEFUL LIFE        FEBRUARY 25,
                                               RANGES              1996

       Real estate                         10-20 years         $ 6,875,000
       Furniture and fixtures                3-7 years             820,000
       Tools and dies                       3-15 years           7,700,000
       Equipment                             3-8 years           7,119,000
       Leasehold improvements               4-20 years             931,000
                                                               -----------

         Property, plant and equipment, gross                   23,445,000

         Less--Accumulated depreciation (Note 4)                13,046,000
                                                               -----------

         Property, plant and equipment, net                    $10,399,000
                                                               -----------
                                                               -----------

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

    INCOME TAXES

    Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized net of any valuation allowance. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company and its Parent have a tax-allocation agreement. The Company's results of operations are included in the consolidated federal tax return of the Parent. The agreement calls for the provisions (benefits) and payments (refunds) to be made as if the Company were to file its own separate company tax returns.

    LONG-TERM INTANGIBLE ASSETS

    The excess $5,612,000 of purchase price over the values assigned to the net assets acquired is being amortized using the straight-line method over approximately 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business units' undiscounted operating income over the remaining life of the goodwill, as well as the sale of the Company (see
    Note 10), in measuring whether the goodwill is recoverable. Accumulated amortization was approximately $2,914,000 at February 25, 1996.

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                     (Continued)

    SALES REPRESENTATIVE ADVANCES AND RESERVE FOR SALES REPRESENTATIVE ADVANCES

    The Company advances funds to new sales representatives in order to open up new sales territories or makes payments to predecessor sales representatives on behalf of successor sales representatives (Note 5).
    Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible (Note 7).

    SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

    During fiscal 1995 and the period ended December 16, 1996, the Company had fixed asset additions of approximately $700,000 and $58,000, respectively, funded by increases in capital lease obligations.

    In addition, during fiscal 1995, a noncash transfer of $1,193,000 from accrued expenses against property, plant and equipment was recorded (see
    Note 4 for further explanation).

(2) Capital Lease Obligation

    Capital lease obligation consists of the following:

                                                                 FEBRUARY 25,
                                                                     1996
                                                                ------------
       Lease obligation for office furniture and equipment,
       payable in monthly installments with interest of 9.67%    $  399,000

       Less--Current portion                                        245,000
                                                                ------------
                                                                 $  154,000
                                                                ------------
                                                                ------------

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                     (Continued)


(3) Income Taxes

    The components of the provision for income taxes are as follows:


                                                            FOR THE
                                                             PERIOD
                                                             ENDED
                             FEBRUARY 26,   FEBRUARY 25,   DECEMBER 16,
                                1995           1996           1996
                             ------------   ------------   ------------
         Current-
           Federal           $        -     $        -     $        -
           State                 65,000        191,000         63,000
                             ------------   ------------   ------------

           Total provision   $   65,000     $  191,000     $   63,000
                             ------------   ------------   ------------
                             ------------   ------------   ------------

           The Company's effective tax rate differs from the federal statutory rate of 34% for the years ended February 26, 1995 and February 25, 1996 and for the period ended December 16, 1996 due to the following (in thousands):


                                                                     FOR THE
                                                                      PERIOD
                                                                      ENDED
                                        FEBRUARY 26,  FEBRUARY 25,  DECEMBER 16,
                                           1995          1996         1996
                                        ------------  ------------  ------------
       Computed tax provision
         (benefit) at statutory rate     $ (3,698)    $      19     $    (711)
       Increases resulting from
         state taxes                           65           191            63
       Items not deductible for
         income tax purposes                   64            65            32
       (Utilization) deferral of net
         operating losses                   3,634           (84)          679
                                        ------------  ------------  ------------

                                              $65          $191           $63
                                        ------------  ------------  ------------
                                        ------------  ------------  ------------

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                      (Continued)


     Deferred tax assets and liabilities consisted of approximately the following:

                                                                  FEBRUARY 25,
                                                                     1996
                                                                 -------------
     Deferred tax assets-
        Accounts receivable reserves                               $     883
        Accrual for loss on assets held for sale or disposal             561
        Inventories                                                      452
        Other                                                          1,570
        Net operating loss carryforwards                              14,554
                                                                   ---------
     Total gross deferred tax assets                                  18,020

     Less--Valuation allowance                                        16,069
                                                                   ---------

     Net deferred tax assets                                       $   1,951
                                                                   ---------
                                                                   ---------

     Deferred tax liabilities-
        Property, plant and equipment, principally due to
        differences in depreciation                                $   1,951
                                                                   ---------

     Total deferred tax liabilities                                    1,951
                                                                   ---------

     Net deferred tax asset (liability)                            $       -
                                                                   ---------
                                                                   ---------

     The valuation allowance relates to uncertainty surrounding the realizability of the deferred tax assets, principally the net operating loss carryforwards.

     For tax reporting purposes, the Company has U.S. net operating loss carryforwards of approximately $38.3 million as of December 16, 1996, subject to Internal Revenue Service (IRS) review and approval and certain IRS limitations on net operating loss utilization. Utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire from 2006 to 2012 if not utilized.

(4)  Loss on Assets Held for Sale or Disposal

     In fiscal 1993, the Company's management decided to make changes with respect to certain of its operations. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to reserve for the losses associated with the disposal of certain inventory and fixed assets, including property, plant and equipment of approximately $12.9 million and intangible assets of approximately $1.6 million no longer considered necessary to its future business plans. At February 26, 1995, the disposals had been substantially completed and the remaining reserve of approximately $1.8 million was intended to cover the net book value and demolition costs associated with the disposition of a manufacturing facility. At February 25, 1996, the remaining reserve was approximately $1.4 million. In fiscal 1996, due to a change in estimates for demolishing the facility, the Company reduced the reserve by approximately $400,000, which

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements


                                      (Continued)


     is included as a reduction of general and administrative expenses in the accompanying statement of operations. At February 25, 1996, approximately $1.2 million of the reserve is included in accumulated depreciation as an offset against property, plant and equipment (Note 1), and the remaining reserve is included in accrued expenses in the accompanying balance sheet. During the period ended December 16, 1996, the Company completed the demolition and sale of the manufacturing facility and reduced the reserve by approximately $150,000, which is included as a reduction of general and administrative expenses in the accompanying statement of operations.

(5)  Commitments and Contingencies

     Certain Company facilities and equipment are leased under agreements expiring at various dates through 2009. The Company's commitments under the noncancelable portion of all operating leases for the next five years and in total thereafter at February 25, 1996 are approximately as follows (see Note 10):

               YEAR               TOTAL
                                COMMITMENT

               1997           $  1,086,000
               1998              1,069,000
               1999              1,037,000
               2000              1,057,000
               2001              1,073,000
               Thereafter        7,579,000

     Lease and rental expense included in the accompanying statements of operations amounted to approximately $483,000 and $920,000 for the years ended February 26, 1995 and February 25, 1996, respectively, and approximately $866,000 for the period ending December 16, 1996.

     The Company is a party to certain contracts with some of its sales representatives whereby the representatives have purchased the right to sell the Company's products in a territory from their predecessor. The contracts generally provide that the value of these rights is primarily determined by the amount of business achieved by a successor sales representative and is therefore not determinable in advance of performance by the successor sales representative.

     Substantially all of the Company's assets have been pledged as collateral against the Parent's debt obligations.

     During fiscal 1995, the Company received an IRS tax refund of approximately $574,000 (including interest), which is reflected in other income in the accompanying statement of operations. This amount represents a favorable settlement related to payroll taxes paid by the Company for individuals determined to be independent contractors.

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                      (Continued)


     The Company is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(6)  Accrued Expenses

     Accrued expenses consisted of approximately the following:

                                                                   FEBRUARY 25,
                                                                      1996
                                                                 ---------------

               Compensation and related costs                    $     2,442,000
               Sales and use tax                                         503,000
               Commissions and royalties                               2,296,000
               Customer deposits                                       4,717,000
               Current portion of deferred compensation (Note 8)         355,000
               Other                                                     899,000
                                                                 ---------------

                                                                 $    11,212,000
                                                                 ---------------
                                                                 ---------------

(7)  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets consisted of approximately the following:

                                                                   FEBRUARY 25,
                                                                      1996
                                                                 ---------------

               Sales representative advances (Note 1)            $    4,571,000
               Reserve on sales representative advances (Note 1)     (2,497,000)
               Other                                                    409,000
                                                                 ---------------

                                                                 $    2,483,000
                                                                 ---------------
                                                                 ---------------

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                      (Continued)


     The following represents the activity associated with the reserve on sales representative advances:


                                                     VALUATION AND QUALIFYING ACCOUNTS
                                  ----------------------------------------------------------------------------------------------
                                                                                 COLUMN C
                                      COLUMN A                COLUMN B          ADDITIONS               COLUMN D       COLUMN E
                                  ------------------------  ------------  ------------------------    ------------  ------------
                                                                                       CHARGED TO
                                                             BALANCE AT   CHARGED TO     OTHER                        BALANCE AT
                                                             BEGINNING    COSTS AND    ACCOUNTS--     DEDUCTIONS--     END OF
        FOR THE PERIOD ENDING        DESCRIPTION             OF PERIOD     EXPENSES    DESCRIBE*       DESCRIBE*       PERIOD
        -----------------------   ------------------------  ------------  ----------  -----------     ------------  ------------

        Twelve Months Ending      Reserve on Sales
          February 26, 1995        Representative Advances  $  3,295,000    284,900    --              1,274,900    $ 2,305,000
        Twelve Months Ending      Reserve on Sales
          February 25, 1996        Representative Advances  $  2,305,000    659,900    --                467,900    $ 2,497,000
        Period Ending             Reserve on Sales
          December 16, 1996        Representative Advances  $  2,497,000    502,800    --              2,255,800    $   744,000

    *REPRESENTS WRITE-OFF OF TERMINATED SALES REPRESENTATIVES AMOUNT AND FORGIVENESS OF AMOUNTS BY THE COMPANY.

(8) Employee Benefit Plans

    POSTEMPLOYMENT MEDICAL BENEFITS

    In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, which requires that the accrual method of accounting for certain postretirement benefits be adopted. The Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted this statement in fiscal 1994 and is recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.2 million at February 27, 1994 using the delayed recognition method over a period of 20 years (see Note 10).

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                      (Continued)


    The following table sets forth the plan status (in thousands):

                                                                  FEBRUARY 25,
                                                                     1996
                                                                  -----------
    Accumulated postretirement benefit obligation-
      Retired employees                                           $  (5,710)
      Active employees                                                    -
                                                                  -----------

              Total                                                  (5,710)

    Plan assets at fair value                                             -
                                                                  -----------

              Unfunded accumulated benefit obligation in
              excess of plan assets                                  (5,710)

      Unrecognized net gain                                            (336)
      Unrecognized transition obligation                              5,487
                                                                  -----------

              Accrued postretirement medical benefit cost         $    (559)
                                                                  -----------
                                                                  -----------

    The net periodic postretirement benefit costs for the years ending February 26, 1995 and February 25, 1996 and for the period ended December 16, 1996 included the following components (in thousands):


                                                                    FOR THE
                                                                     PERIOD
                                                                     ENDED
                                      FEBRUARY 26,  FEBRUARY 25,  DECEMBER 16,
                                         1995          1996          1996
                                      -----------   -----------   -----------
    Service costs--benefits
       attributed to service
       during the period                 $    -        $    -        $    -
    Interest cost                           474           444           344
    Actuarial assumptions                     -             -             -
    Amortization of
       unrecognized transition
       obligation                           323           323           255
                                         ------        ------        ------

         Net periodic postretirement
            benefit cost                 $  797        $  767        $  599
                                         ------        ------        ------
                                         ------        ------        ------

    For measurement purposes, a 9% annual rate of increase in the per capita cost of covered health care benefits is assumed for fiscal 1996; the rate was assumed to decrease gradually to 6% for fiscal 2000 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing the assumed health care cost trend rate one percentage point each year would increase the APBO as of February 25, 1996 by $380,000 or 7%, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost for fiscal 1996 by $30,000 or 4%.

    The weighted average discount rate used in determining APBO was 8.0% in fiscal 1996.

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                      (Continued)



    Interest cost associated with the accumulated postretirement benefit obligation is included as a component of interest expense in the statements of operations.

    DEFERRED COMPENSATION

    The Company has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. The deferred compensation expense for the years ended February 26, 1995 and February 25, 1996 was approximately $156,000 and $50,000, respectively, and for the period ended December 16, 1996 was approximately $79,000.

    EMPLOYEE STOCK PURCHASE PLAN

    On January 25, 1988, the Board of Directors of the Parent adopted the 1988 Employee Stock Purchase Plan (the Stock Purchase Plan) for 500,000 shares of the Parent Class A Common Stock. Under the Stock Purchase Plan, each eligible participating employee is deemed to have been granted an option to purchase shares of the Parent's Class A Common Stock on a semiannual basis at a price equal to 90% of the market value on the last day of the period.

(9) Related Party Transactions

    The Parent administers certain programs (health insurance, workmen's compensation, gold consignment, etc.) and charges all directly identifiable costs to the Company. The Parent does not charge or allocate any indirect costs; however, management believes these amounts are not significant in fiscal 1995 and 1996 and for the period ending December 16, 1996.

    The net amount due to Parent of $12,767,000 at February 25, 1996 represents advances to fund operating needs and includes the charges discussed previously. The Parent charged or credited the Company interest on a monthly basis at a rate of 11% in fiscal 1995 and 11.5% in fiscal 1996 and for the period ended December 16, 1996. Included in the accompanying statements of operations are net interest charges of $1,093,000 and $1,986,000 in fiscal 1995 and 1996, respectively, and $1,499,000 for the period ended December 16, 1996.

    As the net amount due to Parent has no specified maturity date and the Parent has no present intention to demand repayment, management believes that estimating its fair market value is not practicable.

(10) Sale

    The Parent, having reviewed the Company's performance, concluded that it would be in the best interest of the Parent's investors and creditors to consider opportunities to sell the Company.

    On May 20, 1996 (the Original Agreement), the Parent entered into an agreement to sell certain assets and liabilities of the Company (the Balfour Acquisition) and Gold Lance, Inc. (the Gold Lance Acquisition), another class ring manufacturing subsidiary of the Parent, constituting substantially all of the operations of the Company and Gold Lance, Inc. to Commemorative Brands, Inc. (CBI and formerly Class Rings, Inc. and Scholastic Brands, Inc.), a new company formed by Castle Harlan Partners II, L.P. (CHP II). The Original

                              L.G. BALFOUR COMPANY, INC.

                            Notes to Financial Statements

                                      (Continued)


    Agreement was amended on November 21, 1996 (the Modified Agreement), to exclude the Gold Lance Acquisition, among other things. Separately, CBI entered into an agreement with CJC Holdings, Inc. (CJC) to acquire its class ring and recognition and affinity businesses.

    On September 6, 1996, CBI, CHP II and the Parent entered into an Agreement Containing Consent Order (the Consent Agreement) with the Federal Trade Commission (the FTC). Pursuant to the Consent Agreement, CBI has agreed, among other things, not to acquire any assets of or interests in Gold Lance, Inc., which CBI had originally contracted to buy together with the Company. Also, pursuant to the Consent Agreement, the Parent and Gold Lance, Inc. agreed, among other things, not to sell any assets to CBI, other than pursuant to the Balfour Acquisition, or acquire any interest in CBI. In October 1996, the FTC, which had been reviewing the transaction since May 1996, gave preliminary approval to the Modified Agreement. Final FTC approval was received on December 26, 1996.

    On December 16, 1996, the Parent completed the sale of certain assets and liabilities of the Company (the Closing). At the Closing, the Parent received cash equal to the purchase price of $44 million, plus $3.0 million in working capital adjustment from January 28, 1996 to the date of closing, less $14 million, which was placed in escrow pending final FTC approval. CBI also assumed a liability of $4.9 million representing the value of gold on hand as of the Closing. All of the $4.9 million in gold value acquired by CBI was on consignment at the closing date and was neither reflected as an asset or a liability on the Company's balance sheet. The Closing also included the assumption by CBI of a liability related to unamortized postretirement medical benefit obligations, consisting of approximately $5.2 million. This liability did not appear on the Company's balance sheet in the past, as the Company had been recognizing it on the delayed recognition method allowed by SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (see Note 8). Additionally, CBI assumed an operating lease obligation for a facility in Louisville, Kentucky which runs through August 2, 2005 at an average yearly rental cost of approximately $419,000 (see Note 5). On December 31, 1996, the Parent received the $14 million in escrowed funds. On April 25, 1997, a settlement was reached in which the Parent paid CBI $1.1 million to finalize the purchase price and resolve certain other items.

    The Closing did not include the assumption by CBI of a leased facility in North Attleboro, Massachusetts. On April 24, 1997 (the Lease Amendment
    Date), the lease was amended, reducing the amount of space and the period of time for which the Company is obligated. The Company's future lease obligation for this facility from the Lease Amendment Date is $16,806 per month from May 17, 1997 through July 31, 1999. The previous lease required yearly payments ranging from $605,000 to $699,000 through May 31, 2009 (see
    Note 5).

                                    EXHIBIT INDEX

The following exhibits are filed as a part of the report:

    Exhibit No.    Designation
    -----------    -----------

    2.1(a)         Asset Purchase Agreement dated as of May 20, 1996
                   ("ArtCarved Purchase Agreement"), among the Company, CJC and
                   CJC North America, Inc. ("CJCNA").
    2.2(a)         First Amendment to the ArtCarved Purchase Agreement dated as of November 21, 1996, among the Company, CJC and CJCNA.
    2.3(a)         Letter Agreement amending the ArtCarved Purchase Agreement dated December 16, 1996, among the Company, CJC and CJCNA.
    2.4(a)         Amended and Restated Asset Purchase Agreement dated as of
                   November 21, 1996 ("Balfour Purchase Agreement"), among the
                   Company, Town & Country, L. G. Balfour Company, Inc. , and
                   Gold Lance, Inc.
    2.5(a)         Letter Agreement amending the Balfour Purchase Agreement
                   dated December 16, 1996, by and among the Company, Town &
                   Country, L. G. Balfour Company, Inc. and Gold Lance.
    3.1(a)         Certificate of Incorporation of the Company, as amended.
    3.2(a)         Certificate of Designations, Preferences and Rights of
                   Series A Preferred Stock of the Company, effective December
                   13, 1996, together with a Certificate of Correction thereof.
    3.3(a)         Certificate of Designations, Preferences and Rights of
                   Series B Preferred Stock of the Company effective December
                   13, 1996.
    3.4(a)         Restated by-laws of the Company, as amended.
    4.1(a)         Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (including the form of
                   Note).
    4.2(a)         Form of Note (Included as part of Indenture).
    4.3(a)         Registration Rights Agreement dated as of December 16, 1996, among the Company, Lehman Brothers Inc. and BT Securities
                   Corporation.
    4.4            Subscription Agreement dated as of December 16, 1996, by and among the Company, CHP II, Dresdner Bank AG, Grand Cayman
                   Branch and  Offshore; as amended by instruments of
                   accession, dated as of December 17, 1996, by each of
                   Branford Castle Holdings, Inc., Leonard M. Harlan, David B.
                   Pittaway and David H. Chow -- incorporated by reference to
                   Exhibit 10.7 from the Company's Registration Statement on
                   Form S-4 (Registration No. 333-20759) dated April 11, 1997.
    4.5 (b)(c)     Amended and restated 1997 Stock Option Plan of the Company.
    9.1 (b)        Voting Trust Agreement dated as of December 17, 1996, among the Company, certain stockholders of the Company and John K.
                   Castle, as voting trustee.
    10.1(a)        Revolving Credit, Term Loan and Gold Consignment Agreement
                   dated as of December 16, 1996, among the Company, the lending institutions listed therein and The First National
                   Bank of Boston and Rhode Island Hospital Trust National
                   Bank, as Agents for the Banks.
    10.2(a)        Purchase Agreement dated December 10, 1996, among the
                   Company and the Initial Purchasers.

    10.3(a)(c)     Employment Agreement dated as of December 16, 1996, between the Company and Jeffrey H. Brennan.
    10.4(a)(c)     Employment Agreement dated as of December 16, 1996, between the Company and Richard H. Fritsche.
    10.5(a)(c)     Employment arrangements between the Company and Balfour with respect to George Agle.
    10.6(a)(c)     Form of Indemnification Agreement between the Company and
                   (i) each director and (ii) certain officers.
    10.7(b)        Management Agreement dated as of December 17, 1996, between the Company and Castle Harlan, Inc.
    11.1(b)        Statement re: Computation of per share earnings.
    27(b)          Financial Data Schedule

------------
(a) Except as indicated, incorporated by reference from the corresponding Exhibit number of the Company's Registration Statement on Form S-4 (Registration No. 333-20759), dated April 11, 1997.
(b) Filed herewith.
(c) Management contract or compensatory plan or arrangement.