Form 10-Q
period 1997-11-30
COMMEMORATIVE BRANDS INC
filed 1998-01-14
CIK 1031595

                                   FORM 10-Q
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                     Commission File Number:  333-20759


                          COMMEMORATIVE BRANDS, INC.
            (Exact name of Registrant as specified in its charter)


               DELAWARE                                    13-3915801
     -------------------------------                    ---------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification Number)

                    7211 CIRCLE S ROAD, AUSTIN, TEXAS 78745
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

      Registrant's telephone number, including area code (512) 440-0571

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

                                     INDEX

Item
Number                                                              Page Number

                         PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -
           As of November 30, 1997 (unaudited) and August 30, 1997             1

         Consolidated Income Statements -
           For the three months ended November 30, 1997 and November 30,
           1996 and for the three months ended November 30, 1996 for
           ArtCarved and November 24, 1996 for Balfour (all unaudited)         2

         Consolidated Statements of Stockholders Equity -
           As of November 30, 1997 (unaudited), August 30, 1997
           (audited) and March 28, 1996 (unaudited)                            3

         Statement of Cash Flows -
           For the three months ended November 30, 1997 and November 30,
           1996 and for the three months ended November 30, 1996 for
           ArtCarved and November 24, 1996 for Balfour (all unaudited)         4

         Notes to Consolidated Financial Statements                       5 - 12

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 18

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    19

Item 2.  Changes in Securities                                                19

Item 3.  Defaults Upon Senior Securities                                      19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits and Reports on Form 8-K                                     19

SIGNATURES                                                                    20

PART 1 -- FINANCIAL STATEMENTS
Item 1.  Consolidated Financial Statements and Notes


                           COMMEMORATIVE BRANDS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data )

                                                    November 30,   August 30,
                                                        1997          1997
                                                    -----------    ----------
ASSETS                                              (Unaudited)    (Audited)
Current assets:
  Cash and cash equivalents                          $  2,277       $  2,174
  Accounts receivable, net                             36,919         26,444
  Inventories                                          14,217         11,767
  Prepaid expenses and other current assets             7,012          8,522
                                                     --------       --------
    Total current assets                               60,425         48,907

Property, plant and equipment, net                     34,152         33,460

Trademarks, net                                        30,003         30,197

Goodwill, net                                          82,205         82,935

Other assets, net                                       5,823          5,370
                                                     --------       --------

    Total assets                                     $212,608       $200,869
                                                     --------       --------
                                                     --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft                                     $  3,155       $  4,188
  Accounts payable and accrued expenses                26,275         20,893
  Current portion of long-term debt                       625            750
                                                     --------       --------
    Total current liabilities                          30,055         25,831

Long-term debt, net of current portion                131,400        124,700

Other long-term liabilities                            10,022          9,885
                                                     --------       --------
  Total liabilities                                   171,477        160,416

Commitments and contingencies

Stockholders' Equity
  Preferred Stock, $.01 par value, 750,000 shares
   authorized
    Series A, 100,000 shares issued and outstanding         1              1
    Series B, 375,000 shares issued and outstanding         4              4
  Common Stock, $.01 par value, 750,000 shares
   authorized, 375,000 issued and outstanding               4              4
  Additional paid-in capital                           50,161         50,161
  Retained earnings (deficit)                          (9,039)        (9,717)
                                                     --------       --------
    Total stockholders' equity                         41,131         40,453
                                                     --------       --------
    Total liabilities & stockholders' equity         $212,608       $200,869
                                                     --------       --------
                                                     --------       --------

                The accompanying notes are an integral part of
                    these consolidated financial statements.

                          COMMEMORATIVE BRANDS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                (In thousands, except share and per share data)
                                 (Unaudited)

                                                  For the Three Months Ended *
                                    ---------------------------------------------------------
                                                                         Predecessors
                                                                  ---------------------------
                                                                   ArtCarved       Balfour
                                    November 30,   November 30,   November 30,   November 24,
                                       1997           1996           1996           1996
                                    ------------   ------------   ------------   ------------
Net sales                            $ 38,364         $  -          $ 21,963      $ 19,535

Cost of sales                          17,226            -             9,626         8,762
                                     --------         ------        --------      --------
Gross profit                           21,138            -            12,337        10,773

Selling, general and
 administrative expenses               16,560            -             8,110        10,536
                                     --------         ------        --------      --------

Operating income                        4,578            -             4,227           237

Interest expense, net                   3,600            -             2,503           619
                                     --------         ------        --------      --------

  Income (loss) before provision
   for income taxes                       978            -             1,724          (382)

Provision for income taxes                  -            -                 -            10
                                     --------         ------        --------      --------

  Net income (loss)                  $    978         $  -          $  1,724      $   (392)
                                     --------         ------        --------      --------

Preferred dividends                      (300)           -                 -             -
                                     --------         ------        --------      --------

Net income (loss) to
 common stockholders                 $    678         $  -          $  1,724      $   (392)
                                     --------         ------        --------      --------
                                     --------         ------        --------      --------

Net income (loss) per common
 and common equivalent share
 outstanding                         $   1.81         $  -
                                     --------         ------
                                     --------         ------

Common and common
 equivalent shares outstanding        375,000            -
                                     --------         ------
                                     --------         ------

---------------
*Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

               The accompanying notes are an integral part of
                  these consolidated financial statements.

                          COMMEMORATIVE BRANDS, INC.
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (In thousands, except share data )
                                 (Unaudited)

                                               Preferred Stock                Common Stock
                                     ------------------------------------    ----------------
                                         Series A            Series B                          Additional     Retained
                                     ----------------    ----------------                        Paid-in      Earnings
                                     Shares    Amount    Shares    Amount    Shares    Amount    Capital      (Deficit)     Total
                                     ----------------    ----------------    ----------------  ----------     ---------   ---------
Balance, March 28, 1996                 -       $  -        -       $  -        -       $  -    $    -        $    -      $   -
 (date of inception)

Issuance of Common Stock                -          -        -          -     375,000        4       2,666          -         2,670

Issuance of Preferred Stock          100,000        1    375,000        4       -          -       47,495          -        47,500

Accrued Preferred Stock Dividends       -          -        -          -        -          -         -            (850)       (850)

Net loss                                -          -        -          -        -          -         -          (8,867)     (8,867)
                                     ----------------    ----------------    ----------------  ----------     ---------   ---------

Balance, August 30, 1997             100,000    $   1    375,000    $   4    375,000    $   4   $  50,161     $ (9,717)   $ 40,453

Accrued Preferred Stock Dividends       -          -        -          -        -          -         -            (300)       (300)

Net income                              -          -        -          -        -          -         -             978         978
                                     ----------------    ----------------    ----------------  ----------     ---------   ---------

Balance, November 30, 1997           100,000    $   1    375,000    $   4    375,000    $   4   $  50,161     $ (9,039)   $ 41,131
                                     ----------------    ----------------    ----------------  ----------     ---------   ---------
                                     ----------------    ----------------    ----------------  ----------     ---------   ---------

     Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

                          COMMEMORATIVE BRANDS, INC.
                           STATEMENTS OF CASH FLOWS
                          (In thousands - unaudited)

                                                                                      For the Three Months Ended *
                                                                         --------------------------------------------------------
                                                                                                             Predecesors
                                                                                                      ---------------------------
                                                                                                       ArtCarved       Balfour
                                                                         November 30,  November 30,   November 30,   November 24,
                                                                             1997          1996           1996          1996
                                                                         ------------  ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                      $     978      $   -          $  1,724       $  (392)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
      Depreciation and amortization                                          1,678          -             1,464           471
      Provision for doubtful accounts                                          177          -               108             -
      Changes in assets and liabilities-
         Increase in receivables                                           (10,652)         -            (5,398)       (7,371)
         Decrease (increase) in inventories                                 (2,450)         -               104          (965)
         Decrease in prepaid expenses and other current assets               1,510          -             1,331           343
         Increase in other assets                                             (390)         -            (1,822)          (19)
         Increase in overdraft, accounts payable and accrued expenses        4,125          -             3,572         2,728
         Increase in deferred compensation                                       -          -                 -             8
                                                                         ---------      -----          --------       -------

         Net cash provided by (used in) operating activities                (5,024)         -             1,083        (5,197)
                                                                         ---------      -----          --------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of fixed assets                                          -          -                 -           440
     Purchases of property, plant and equipment                             (1,448)         -              (182)          (22)
                                                                         ---------      -----          --------       -------

         Net cash provided by (used in) by investing activities             (1,448)         -              (182)          418
                                                                         ---------      -----          --------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in advances                                                         -          -            18,891             -
  Proceeds from borrowings from Parent, net                                      -          -                 -         4,853
  Note borrowings (payments), net                                            6,575          -           (15,336)            -
  Payments on capital leases                                                     -          -                 -           (74)
                                                                         ---------      -----          --------       -------

         Net cash provided by financing activities                           6,575          -             3,555         4,779
                                                                         ---------      -----          --------       -------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                             103          -             4,456             -

CASH AND CASH EQUIVALENTS, beginning of period                               2,174          -                 -            59
                                                                         ---------      -----          --------       -------

CASH AND CASH EQUIVALENTS, end of period                                 $   2,277      $   -          $  4,456       $    59
                                                                         ---------      -----          --------       -------
                                                                         ---------      -----          --------       -------

SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for-
         Interest                                                        $     346      $   -          $  4,456       $     6
                                                                         ---------      -----          --------       -------
                                                                         ---------      -----          --------       -------
         Taxes                                                           $       -      $   -          $      -       $     8
                                                                         ---------      -----          --------       -------
                                                                         ---------      -----          --------       -------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
    Accrued preferred stock dividends                                    $     300      $   -          $      -       $     -
                                                                         ---------      -----          --------       -------
                                                                         ---------      -----          --------       -------

--------------
*Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the current quarter ending November 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1998.

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

In consideration for ArtCarved, CBI paid CJC, in cash, the sum of $115.1 million and assumed certain related liabilities. In consideration for Balfour, CBI paid Town & Country, in cash, the sum of $45.9 million and assumed certain related liabilities. In addition, CBI purchased the gold on consignment to Balfour, as of the closing date for a cash purchase price of approximately $5.4 million.

The following represents the allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on third-party appraisals and management's estimate of fair values. The allocation of the purchase prices (including transaction costs) for the Acquisitions is as set forth below (in thousands):

                                         ArtCarved      Balfour
                                         ---------      -------
Current assets                           $ 23,220       $35,497
Property, plant and equipment              17,039        15,042
Goodwill                                   64,127        17,885
Trademarks                                 17,740        13,000
Other long-term assets                      1,687           171
Accounts payable and accrued expenses      (6,066)      (22,334)
Other long-term liabilities                    --        (6,808)
                                         --------       -------
                                         $117,747       $52,453
                                         --------       -------
                                         --------       -------

The Company has closed substantially all of the former Balfour manufacturing and administration facilities and moved the former Balfour operations from Attleboro, Massachusetts, to Austin, Texas.

(3)  THE PREDECESSORS

The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996. The accompanying financial statements include the predecessor operations of ArtCarved as a division of CJC and Balfour as a wholly owned subsidiary of Town & Country for historical periods prior to the acquisition date of December 16, 1996.

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

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS CONDITIONS

The results of operations of the Company for the fiscal year ended August 30, 1997 and the three months ended November 30, 1997, were adversely impacted as a result of the ongoing consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination"). Consolidation and integration of operations related to the Combination required substantial time and cost due to complications arising from the integration of different order entry and manufacturing processes required for the Balfour ring product line. The time to train new personnel and implement the Balfour class ring operations was extensive and has resulted in ring manufacturing headcount levels higher than those experienced in the predecessor companies. The additional headcount is anticipated to remain in place at least through January 1998, to provide service levels comparable to those experienced in Massachusetts. The Company anticipates incurring costs from inefficiencies and a higher than expected headcount during at least the first two quarters of fiscal 1998. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

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

SFAS No. 130, "Reporting Comprehensive Income," is required to be adopted by the Company for the fiscal year ending August 28, 1999, and the statement requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity, which are excluded from net income. This statement is not anticipated to have any impact on the Company as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available-for-sale securities, etc.).

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," is required to be adopted by the Company for the fiscal year ending August 28, 1999. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a company-wide basis; therefore, the statement is not expected to impact the Company.

(5)  INVENTORIES

A summary of inventories is as follows (in thousands):

                     November 30,     August 30,
                         1997            1997
                     ------------     ----------

Raw materials          $10,484          $ 8,769
Work in process          2,435            1,877
Finished goods           1,298            1,121
                       -------          -------
                       $14,217          $11,767
                       -------          -------
                       -------          -------

Cost of sales includes depreciation and amortization of $522,000, $541,000 and $145,000 for the three months ended November 30, 1997, November 30, 1996 and November 24, 1996 for Commemorative Brands, Inc., ArtCarved and Balfour, respectively (see Note 1).

(6)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                         November 30,     August 30,
                                             1997            1997
                                         ------------     ----------

11% senior subordinated notes due 2007     $ 90,000        $ 90,000
Term loan facility                           24,625          24,750
Bank revolver                                17,400          10,700
                                           --------        --------
  Total debt                                132,025         125,450
Less-current portion                            625             750
                                           --------        --------
  Total long-term debt                     $131,400        $124,700
                                           --------        --------
                                           --------        --------

The weighted average interest rate of debt outstanding as of November 30, 1997 and August 30, 1997 was 10.5 percent.

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

The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates,
(d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of November 30, 1997 and August 30, 1997.

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

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments, which commenced March 31, 1997.

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

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined), (b) consolidated EBITDA and (c) interest coverage. The Bank Agreement also contains other covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of November 30, 1997 and August 30, 1997.

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangement, the Company has the availability to have on consignment up to 26,000 ounces of gold approximating $10 million. Alternatively, upon maximizing the $25 million revolver, the Company would have the availability to draw in funds up to $10 million for the purchase of gold. Another option, if the revolver is maximized, is a combination of drawing upon the consigned inventory and gold loan funds up to a maximum value of $10 million. Under this arrangement, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the three months ended November 30, 1997 and the fiscal year ended August 30, 1997 (see Note 1), the Company expensed approximately $78,000 and $203,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes.
As of November 30, 1997 and August 30, 1997, the Company held approximately 16,990 ounces and 16,265 ounces, respectively, valued at $5.0 million and $5.3 million, respectively, of gold on consignment from one of its lenders.

The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of November 30, 1997 and August 30, 1997, based upon current rates offered for debt with the same or similar debt terms.

(7)  COMMITMENTS AND CONTINGENCIES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2005.

The Company is a party to certain contracts with some of its sales representatives whereby the representatives have purchased from their predecessor sales representative the right to sell the Company's products in a territory. The contracts generally provide that the value of these rights is primarily determined by the amount of business achieved by a successor sales representative and is therefore not determinable in advance of performance by the successor sales representative.

The Company is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(8)  INCOME TAXES

For the three months ended November 30, 1997, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.

(9)  STOCKHOLDERS' EQUITY

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

STOCK-BASED COMPENSATION PLAN

The Company has one stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance; 35,484 of those shares were available for grant to directors and employees of the Company as of November 30, 1997. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued pursuant to the 1997 Stock Option Plan is subject to a voting trust agreement.

(10) RELATED - PARTY TRANSACTIONS

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee, related to the 11 percent senior subordinated notes and in the Company's Bank Agreement prohibits payment of the management fee in the event of a default by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   In the following discussions, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the acquisition of ArtCarved and Balfour (the "Acquisitions"), (ii) the term "ArtCarved" refers to the predecessor class ring assets, businesses, and operations of CJC Holdings, Inc. acquired by CBI, (iii) the term "Balfour" refers to the predecessor class rings assets, businesses and operations of
L. G. Balfour Company, Inc. acquired by CBI, and (iv) the term "the Company" refers to CBI consolidated with its subsidiaries as combined with ArtCarved and Balfour after giving effect to the Acquisitions.

GENERAL

   The Company is a manufacturer and supplier of class rings and graduation-related scholastic products for the high school and college markets and also manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations.

   CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund ("CHP II") for the purpose of acquiring ArtCarved and Balfour. On December 16, 1996, CBI completed the Acquisitions. Until December 16, 1996, CBI engaged in no business activities other than in connection with the Acquisitions and the
financing thereof.   The Company has a 52/53-week fiscal year ending on the
last Saturday of August.

RESULTS OF OPERATIONS

   The financial statements of the Company for the three months ended November 30, 1997, reflect operations for the three months ended November 30, 1997. The financial statements are presented for the predecessors, ArtCarved and Balfour, for the three months ended November 30, 1996 and November 24, 1996, respectively.

   The results of operations of the Company for the three months ended November 30, 1997 were adversely impacted as a result of the ongoing consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination"). Consolidation and integration of operations related to the Combination required substantial time and cost due to complications arising from the integration of different order entry and manufacturing processes required for the Balfour ring product line. The time to train new personnel and implement the Balfour class ring operations was extensive and has resulted in ring manufacturing headcount levels higher than those experienced in the predecessor companies. The additional headcount is anticipated to remain in place at least through January 1998, to provide service levels comparable to those experienced in Massachusetts. The Company anticipates incurring costs from inefficiencies and a higher than expected headcount during at least the first two quarters of fiscal 1998. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

COST SAVINGS

   ELIMINATION OF OCCUPANCY AND FIXED OVERHEAD COSTS - Two of the three Balfour facilities were closed during fiscal 1997 and the occupancy and overhead costs including duplicative facilities-related personnel associated with these two facilities (the Attleboro, Massachusetts ring manufacturing plant and the North Attleboro, Massachusetts administrative facility) were eliminated. These permanent cost savings amount to approximately $1.5 million on an annual basis and during fiscal 1997, approximately $400,000 of cost savings were realized. The third Balfour facility, the North Attleboro insignia plant, was not closed. This facility contains not only the insignia plant, but also the Balfour ring tooling operation.

   MANUFACTURING INTEGRATION - The move of the Balfour ring manufacturing operation was substantially completed in June, 1997. Expanded manufacturing capacity in Austin was adequate to absorb the additional production of the

Balfour rings. However, difficulties were encountered in the efficient manufacture of the Balfour rings. Certain of the cost savings achieved by the Company by the reduction of duplicative personnel were offset by additional labor and overhead incurred to manufacture Balfour rings. Manufacturing inefficiencies were primarily caused by:

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

COMMEMORATIVE BRANDS, INC.

   THREE MONTHS ENDED NOVEMBER 30, 1997 AS COMPARED TO THREE MONTHS ENDED NOVEMBER 30, 1996 (ARTCARVED) AND THREE MONTHS ENDED NOVEMBER 24, 1996 (BALFOUR)

   NET SALES - Net sales decreased $3.1 million, or 7.6%, to $38.4 million for the three months ended November 30, 1997 from $22.0 million for the three months ended November 30, 1996 for ArtCarved and $19.5 million for the three months ended November 24, 1996 for Balfour. The decrease in sales resulted from a decline in the sales of recognition and affinity products of approximately $2.2 million and a delay of shipments of class rings due to the transition of the Balfour operations from Massachusetts to Texas. Substantially, all of the backlogged class rings were shipped in December.

   GROSS PROFIT - Gross profit decreased $2.0 million, or 8.5%, to $21.1 million for the three months ended November 30, 1997 from $12.3 million for the three months ended November 30,1996 for ArtCarved and $10.8 million for the three months ended November 24, 1996 for Balfour. As a percentage of net sales, gross profit was 55.1% for the three months ended November 30, 1997 compared to $12.3 million, or 56.2% for the three months ended November 30, 1996 for ArtCarved and $10.8 million, or 55.1%, for the three months ended November 24, 1996 for Balfour. Gross profit for the three months ended November 30, 1997 was adversely affected by the additional costs incurred in connection with the Combination.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $2.1 million, or 11.2%, to $18.6 million for the three months ended November 30, 1997 from $8.1 million for the three months ended November 30, 1996 for ArtCarved and $10.5 million for the three months ended November 24, 1996 for Balfour. As a percentage of net sales, selling, general and administrative expenses decreased to 43.2% for the three months ended November 30, 1997 from 44.9% for the three months ended November 30, 1996 for ArtCarved and for the three months ended November 24, 1996 for Balfour. The decrease was a result of decreased selling and marketing expenses primarily related to the recognition and affinity products offset by an increase in general and administrative expenses as a percentage of net sales as a result of the Combination.

   OPERATING INCOME - As a result of the foregoing, operating income increased $0.2 million, or 2.5%, to $4.6 million for the three months ended November 30, 1997 from $4.2 million for the three months ended November 30, 1996 for ArtCarved and $0.2 million for the three months ended November 24, 1996 for Balfour. As a percentage of net sales, operating income increased to 11.9% for the three months ended November 30, 1997 from 10.8% for the three months ended November 30, 1996 for ArtCarved and three months ended November 24, 1996 for Balfour.

   INTEREST EXPENSE - Interest expense, net was $3.6 million for the three months ended November 30, 1997. The majority of the interest expense was related to the Bank Credit Facility of $25.3 million at rates ranging from 9% - 10% and interest on the $90.0 million of Notes, at a rate of 11%.

   PROVISION FOR INCOME TAXES - Since the Company does not have a history of generating income from operations, no tax benefit on operating losses has been accrued.

   NET INCOME - As a result of the foregoing, the Company had net income of $1.0 million, or 2.5% of net sales, for the three months ended November 30, 1997 as compared to the net income of $1.3 million for the three months ended November 30, 1996 for ArtCarved and three months ended November 24, 1996 for Balfour.

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

LIQUIDITY AND CAPITAL RESOURCES

   As of November 30, 1997, the Company had a $35.0 million Revolving Credit Facility (as defined below) with a borrowing base limitation of $27.9 million and had $5.5 million available for future borrowings under its Bank Credit Facility, as defined below. As of December 15, 1997 the Company had a borrowing base limitation of $34.2 million and had $11.8 million available for future borrowings. The Borrowing base limitation is recalculated monthly. Management believes that cash flows generated by existing operations and its available Bank Credit Facility will be sufficient to fund its ongoing operations. The Company's liquidity needs arise primarily from debt service on the Bank Credit Facility and the Notes, defined below, payments required under a Management Agreement with Castle Harlan, Inc. and working capital and capital expenditure requirements.

   The Company's cash used in operating activities for the three months ended November 30, 1997, were primarily the net result of the Company's seasonality. There were increased accounts receivable and increased inventories, which were greater than the decrease in other assets and increase in overdraft, accounts payable and accrued expenses. The majority of the decrease in prepaid expenses and other current assets relates to the prepaid management fee and prepaid advertising being lower at this time of year.

   Also affecting cash are the one-time costs associated with the closing of the Attleboro facilities, moving expenses and set-up expenses in Austin. The Company has established a $12.1 million reserve for these expenses. As of November 30, 1997, $9.7 million of the costs have been incurred. The remaining balance of $2.4 million represents reserves for remaining severance expenses payable to Balfour employees and the moving expenses associated with the metal stamping and tooling operations currently operating in Attleboro. The Company projected capital expenditures for the fiscal year 1998 are $3.7 million. For the three months ended November 30, 1997, the Company incurred $1.5 million in capital expenditures for manufacturing equipment, tools and dies and software development.

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

   Loans outstanding under the Bank Credit Facility bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate of debt outstanding as of November 30, 1997 and August 30, 1997 was 10.5 percent.

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

   The Bank Credit Facility contains certain customary affirmative and negative covenants, including, among other things, requirements that the Company (i) periodically deliver certain financial information (including monthly borrowing base, consigned metal and receivables aging reports), (ii) not merge or make certain asset sales, (iii) not permit certain liens to exist on its assets, (iv) not incur additional debt or liabilities except as may be permitted under the terms of the Bank Credit Facility (v) not make capital expenditures in excess of limits set forth in the Bank Credit Facility (vi) not declare or make certain dividend payments, (vii) not make certain investments or consummate certain acquisitions, (viii) not enter into any consignment transactions as consignee (except for deliveries of diamonds), (ix) not create a new subsidiary, (x) not establish any new bank account, and (xi) establish concentration accounts with FNBB and direct all of its depositary banks to transfer all amounts deposited (on a daily basis) to such concentration accounts (for application in accordance with the Bank Credit Facility). In addition, the Company must comply with certain financial covenants, including maintaining a specified minimum interest coverage ratio of Consolidated EBITDA to Consolidated Interest Expense, maximum Consolidated Senior Funded Debt to Consolidated EBITDA and minimum Consolidated EBITDA (as those terms are defined in the Bank Credit Agreement) in amounts set forth in the Bank Credit Facility. Most of the covenants apply to the Company and its subsidiaries, and the Company was in compliance with all of its covenants under the Bank Credit Facility as of November 30, 1997 and August 30, 1997.

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

   The Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (the "Indenture") pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions, and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of November 30, 1997 and August 30, 1997.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

   This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations include general, economic, business and market conditions, the volatility of the price of gold, competition, development and operating costs and the factors that are disclosed in conjunction with the forward looking statements included herein (collectively the "Cautionary Disclosures"). Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Disclosures.

PART II - OTHER

Item 1.   Legal Proceedings

   There are no material pending legal proceedings to which the Company is a party to or which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes are probable of payment. The Company has no pending administrative proceedings related to environmental matters involving governmental authorities.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:

     27 Financial Data Schedule for the period ended November 30, 1997.

(b) The Company did not file any reports on Form 8-K during the three months ended November 30, 1997.

                          COMMEMORATIVE BRANDS, INC.


SIGNATURES

Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COMMEMORATIVE BRANDS, INC.



DATE: January 14, 1998                  BY: /s/ Richard H. Fritsche
                                            ---------------------------------
                                            Richard H. Fritsche
                                            Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------
 27         Financial Data Schedule for the period ended November 30, 1997