Form 10-Q
period 1998-02-28
COMMEMORATIVE BRANDS INC
filed 1998-04-14
CIK 1031595

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                       COMMISSION FILE NUMBER: 333-20759

                            ------------------------

                           COMMEMORATIVE BRANDS, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE                             13-3915801
          (State of incorporation)          (IRS Employer Identification No.)

     7211 CIRCLE S ROAD, AUSTIN, TEXAS                    78745
  (Address of principal executive offices)             (Zip code)

                                 (512) 440-0571
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

  ITEM
 NUMBER                                                                                                    PAGE NUMBER
---------                                                                                                  -----------
                                            PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets--
             As of February 28, 1998 (unaudited) and August 30, 1997.....................................           1

           Consolidated Income Statements--
             For the three months ended February 28, 1998 and December 16, 1996 to March 1, 1997 and from
             November 30, 1996 to December 15, 1996 for ArtCarved and from November 25, 1996 to December
             15, 1996 for Balfour (all unaudited)........................................................           2

           Consolidated Income Statements--
             For the six months ended February 28, 1998 and December 16, 1996 to March 1, 1997 and from
             September 1, 1996 to December 15, 1996 for ArtCarved and from August 26, 1996 to December
             15,1996 for Balfour (all unaudited).........................................................           3

           Consolidated Statements of Stockholders' Equity--
             As of February 28, 1998 (unaudited), August 30, 1997 and March 28, 1996 (unaudited).........           4

           Statements of Cash Flows--
             For the six months ended February 28, 1998 and December 16, 1996 to March 1, 1997 and from
             September 1, 1996 to December 15, 1996 for ArtCarved and from August 26, 1996 to December
             15, 1996 for Balfour (all unaudited)........................................................           5

           Notes to Consolidated Financial Statements....................................................        6-13

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.........       14-20

                                              PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.............................................................................          21

Item 2.    Changes in Securities.........................................................................          21

Item 3.    Defaults Upon Senior Securities...............................................................          21

Item 4.    Submission of Matters to a Vote of Security Holders...........................................          21

Item 6.    Exhibits and Reports on Form 8-K..............................................................          21

SIGNATURES...............................................................................................          22

PART I--FINANCIAL STATEMENTS
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           COMMEMORATIVE BRANDS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA )

                                                                                                        AUGUST 30,
                                                                                                           1997
                                                                                          FEBRUARY 28,  ----------
                                                                                              1998
                                                                                          ------------
                                                                                          (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.............................................................   $    4,172   $    2,174
  Accounts receivable, net..............................................................       37,899       26,444
  Inventories...........................................................................       13,891       11,767
  Prepaid expenses and other current assets.............................................        5,273        8,522
                                                                                          ------------  ----------
    Total current assets................................................................       61,235       48,907
Property, plant and equipment, net......................................................       34,792       33,460
Trademarks, net.........................................................................       29,800       30,197
Goodwill, net...........................................................................       81,642       82,935
Other assets, net.......................................................................        6,187        5,370
                                                                                          ------------  ----------
    Total assets........................................................................   $  213,656   $  200,869
                                                                                          ------------  ----------
                                                                                          ------------  ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft........................................................................   $    4,364   $    4,188
  Accounts payable and accrued expenses.................................................       22,016       20,893
  Current portion of long-term debt.....................................................          750          750
                                                                                          ------------  ----------
    Total current liabilities...........................................................       27,130       25,831
Long-term debt, net of current portion..................................................      133,450      124,700
Other long-term liabilities.............................................................       10,178        9,885
                                                                                          ------------  ----------
    Total liabilities...................................................................      170,758      160,416

Commitments and contingencies

Stockholders' Equity
  Preferred Stock, $.01 par value, 750,000 shares authorized
    Series A, 100,000 shares issued and outstanding.....................................            1            1
    Series B, 375,000 shares issued and outstanding.....................................            4            4
  Common Stock, $.01 par value, 750,000 shares authorized, 375,000 issued and
    outstanding.........................................................................            4            4
  Additional paid-in capital............................................................       50,161       50,161
  Retained earnings (deficit)...........................................................       (7,272)      (9,717)
                                                                                          ------------  ----------
    Total stockholders' equity..........................................................       42,898       40,453
                                                                                          ------------  ----------
    Total liabilities & stockholders' equity............................................   $  213,656   $  200,869
                                                                                          ------------  ----------
                                                                                          ------------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                                              PREDECESSORS
                                                                                      ----------------------------
                                                                                        ARTCARVED       BALFOUR
                                                         FOR THE THREE  DECEMBER 16,  NOVEMBER 30,   NOVEMBER 25,
                                                         MONTHS ENDED     1996 TO        1996 TO        1996 TO
                                                         FEBRUARY 28,     MARCH 1,    DECEMBER 15,   DECEMBER 15,
                                                             1998          1997*          1996           1996
                                                         -------------  ------------  -------------  -------------
Net sales..............................................   $    44,168    $   24,751     $   5,934      $   4,712
Cost of sales..........................................        19,767        14,242         2,362          2,329
                                                         -------------  ------------       ------         ------
Gross profit...........................................        24,401        10,509         3,572          2,383
Selling, general and administrative expenses...........        18,558        11,750         1,752          3,110
                                                         -------------  ------------       ------         ------
Operating income.......................................         5,843        (1,241)        1,820           (727)
Interest expense, net..................................         3,776         2,600           373            137
                                                         -------------  ------------       ------         ------
  Income (loss) before provision for income taxes......         2,067        (3,841)        1,447           (864)
Provision for income taxes.............................       --                 20        --                  3
                                                         -------------  ------------       ------         ------
  Net income (loss)....................................   $     2,067    $   (3,861)    $   1,447      $    (867)
                                                         -------------  ------------       ------         ------
Preferred dividends....................................          (300)         (250)       --             --
                                                         -------------  ------------       ------         ------
Net income (loss) to common stockholders...............   $     1,767    $   (4,111)    $   1,447      $    (867)
                                                         -------------  ------------       ------         ------
                                                         -------------  ------------       ------         ------
Basic and dulited earnings (loss) per share............   $      4.71    $   (10.96)
                                                         -------------  ------------
                                                         -------------  ------------
Weighted average common shares outstanding and common
  and common equivalent shares outstanding.............       375,000       375,000
                                                         -------------  ------------
                                                         -------------  ------------

------------------------

* Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                         CONSOLIDATED INCOME STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATE)
                                  (UNAUDITED)

                                                                                            PREDECESSORS
                                                                                     ---------------------------
                                                                                       ARTCARVED      BALFOUR
                                                         FOR THE SIX   DECEMBER 16,  SEPTEMBER 1,    AUGUST 26,
                                                         MONTHS ENDED    1996 TO        1996 TO       1996 TO
                                                         FEBRUARY 28,    MARCH 1,    DECEMBER 15,   DECEMBER 15,
                                                             1998         1997*          1996           1996
                                                         ------------  ------------  -------------  ------------
Net sales..............................................   $   82,532    $   24,751     $  27,897     $   24,247
Cost of sales..........................................       36,993        14,242        11,988         11,091
                                                         ------------  ------------  -------------  ------------
Gross profit...........................................       45,539        10,509        15,909         13,156
Selling, general and administrative expenses...........       35,118        11,750         9,862         13,646
                                                         ------------  ------------  -------------  ------------
Operating income.......................................       10,421        (1,241)        6,047           (490)
Interest expense, net..................................        7,376         2,600         2,876            756
                                                         ------------  ------------  -------------  ------------
  Income (loss) before provision for income taxes......        3,045        (3,841)        3,171         (1,246)
Provision for income taxes.............................       --                20        --                 13
                                                         ------------  ------------  -------------  ------------
  Net income (loss)....................................   $    3,045    $   (3,861)    $   3,171     $   (1,259)
                                                         ------------  ------------  -------------  ------------
Preferred dividends....................................         (600)         (250)       --             --
                                                         ------------  ------------  -------------  ------------
  Net income (loss) to common stockholders.............   $    2,445    $   (4,111)    $   3,171     $   (1,259)
                                                         ------------  ------------  -------------  ------------
                                                         ------------  ------------  -------------  ------------
Basic and dulited earnings (loss) per share............   $     6.52    $   (10.96)
                                                         ------------  ------------
                                                         ------------  ------------
Weighted average common shares outstanding and common
  and common equivalent shares outstanding.............      375,000       375,000
                                                         ------------  ------------
                                                         ------------  ------------

------------------------

* Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                     PREFERRED STOCK
                                      ----------------------------------------------
                                             SERIES A                SERIES B              COMMON STOCK       ADDITIONAL
                                      ----------------------  ----------------------  ----------------------    PAID-IN
                                       SHARES      AMOUNT      SHARES      AMOUNT      SHARES      AMOUNT       CAPITAL
                                      ---------  -----------  ---------  -----------  ---------  -----------  -----------
Balance, March 28, 1996 (date of
  inception)........................     --       $  --          --       $  --          --       $  --        $  --
Issuance of Common Stock............     --          --          --          --         375,000           4        2,666
Issuance of Preferred Stock.........    100,000           1     375,000           4      --          --           47,495
Accrued Preferred Stock Dividends...     --          --          --          --          --          --           --
Net loss............................     --          --          --          --          --          --           --
                                      ---------       -----   ---------       -----   ---------       -----   -----------
Balance, August 30, 1997............    100,000   $       1     375,000           4     375,000   $       4    $  50,161
Accrued Preferred Stock Dividends...     --          --          --          --          --          --           --
Net income..........................     --          --          --          --          --          --           --
                                      ---------       -----   ---------       -----   ---------       -----   -----------
Balance, February 28, 1998..........    100,000   $       1     375,000   $       4     375,000   $       4    $  50,161
                                      ---------       -----   ---------       -----   ---------       -----   -----------
                                      ---------       -----   ---------       -----   ---------       -----   -----------


                                       RETAINED
                                       EARNINGS
                                       (DEFICIT)     TOTAL
                                      -----------  ---------
Balance, March 28, 1996 (date of
  inception)........................   $  --       $  --
Issuance of Common Stock............      --           2,670
Issuance of Preferred Stock.........      --          47,500
Accrued Preferred Stock Dividends...        (850)       (850)
Net loss............................      (8,867)     (8,867)
                                      -----------  ---------
Balance, August 30, 1997............   $  (9,717)  $  40,453
Accrued Preferred Stock Dividends...        (600)       (600)
Net income..........................       3,045       3,045
                                      -----------  ---------
Balance, February 28, 1998..........   $  (7,272)  $  42,898
                                      -----------  ---------
                                      -----------  ---------

    Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                            STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             PREDECESORS
                                                                                     ----------------------------
                                                                                       ARTCARVED       BALFOUR
                                                         FOR THE SIX   DECEMBER 16,  SEPTEMBER 1,    AUGUST 26,
                                                         MONTHS ENDED    1996 TO        1996 TO        1996 TO
                                                         FEBRUARY 28,    MARCH 1,    DECEMBER 15,   DECEMBER 15,
                                                             1998         1997*          1996           1996
                                                         ------------  ------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)....................................   $    3,045    $   (3,861)    $   3,171      $  (1,259)
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities--
    Depreciation and amortization......................        3,316         1,290         1,992            544
    Provision for doubtful accounts....................          354           138           144         --
    Changes in assets and liabilities--
      (Increase) decrease in receivables...............      (11,809)        9,156        (6,951)        (8,239)
      (Increase) decrease in inventories...............       (2,124)         (329)          124           (510)
      (Increase) decrease in prepaid expenses and other
        current assets.................................        3,249          (682)        1,378            496
      (Increase) decrease in other assets..............         (754)       (1,114)       (3,270)             6
      Increase in bank overdraft, accounts payable and
        accrued expenses...............................          992         5,301         4,910          2,877
      Increase in deferred compensation................       --            --            --                 14
                                                         ------------  ------------  -------------  -------------
      Net cash provided by (used in) operating
        activities.....................................       (3,731)        9,899         1,498         (6,071)
                                                         ------------  ------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets...................       --            --            --                571
  Purchases of property, plant and equipment...........       (3,021)         (787)         (195)          (115)
  Cash paid for the acquitions of ArtCarved and Balfour
    including transaction costs........................       --          (170,200)       --             --
                                                         ------------  ------------  -------------  -------------
      Net cash provided by (used in) by investing
        activities.....................................       (3,021)     (170,987)         (195)           456
                                                         ------------  ------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in advances...............................       --            --            18,889         --
  Proceeds from borrowings from Parent, net............       --            --            --              5,649
  Proceeds from debt issuance..........................       --           120,200
  Proceeds from issuance of common and preferred
    stock..............................................       --            50,000
  Note borrowings (payments), net......................        8,750        (5,200)      (14,628)        --
  Payments on capital leases...........................       --            --            --                (74)
                                                         ------------  ------------  -------------  -------------
      Net cash provided by financing activities........        8,750       165,000         4,261          5,575
                                                         ------------  ------------  -------------  -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............        1,998         3,912         5,564            (40)
CASH AND CASH EQUIVALENTS, beginning of period.........        2,174         1,094        --                 59
                                                         ------------  ------------  -------------  -------------
CASH AND CASH EQUIVALENTS, end of period...............   $    4,172    $    5,006     $   5,564      $      19
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest...........................................   $    6,506    $      265     $   6,453      $       6
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
    Taxes..............................................   $   --        $        3     $  --          $       8
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends....................   $      600    $      250     $  --          $  --
                                                         ------------  ------------  -------------  -------------
                                                         ------------  ------------  -------------  -------------

------------------------------

* Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) BACKGROUND AND ORGANIZATION

    Commemorative Brands, Inc., a Delaware corporation (together with its subsidiaries, CBI or the Company), is a manufacturer and supplier of class rings and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company's scholastic product line consists of high school and college class rings (the Company's predominate product offering) and graduation-related fine paper products such as announcements, name cards and diplomas. The Company is a leading manufacturer of class rings in the United States. The Company's corporate office and primary manufacturing facilities are located in Austin, Texas.

    CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P. (CHP II), a Delaware limited partnership and private equity investment fund, for the purpose of acquiring ArtCarved and Balfour (as defined below) and, until December 16, 1996, engaged in no business activities other than in connection with the Acquisitions (as defined below) and the financing thereof.

    The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended February 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1998.

(2) ACQUISITIONS

    On December 16, 1996, the Company completed the acquisitions (the Acquisitions) of substantially all of the scholastic and recognition and affinity product assets and businesses of the ArtCarved Class Rings (ArtCarved) operations of CJC Holdings, Inc. (CJC), from CJC and of L. G. Balfour Company, Inc. (Balfour), from Town & Country Corporation (Town & Country).

    In consideration for ArtCarved, CBI paid CJC the sum of $115.1 million in cash and assumed certain related liabilities. In consideration for Balfour, CBI paid Town & Country and Balfour the sum of $45.9 million in cash and assumed certain related liabilities. In addition, CBI purchased the gold on consignment to Balfour, as of the closing date for a cash purchase price of approximately $5.4 million.

    The following represents the allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on third-party appraisals and management's estimate of fair values.

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(2) ACQUISITIONS (CONTINUED)
The allocation of the purchase prices (including transaction costs) for the Acquisitions is as set forth below (in thousands):

                                                                        ARTCARVED    BALFOUR
                                                                        ----------  ----------
Current assets........................................................  $   23,220  $   35,497
Property, plant and equipment.........................................      17,039      15,042
Goodwill..............................................................      64,127      17,885
Trademarks............................................................      17,740      13,000
Other long-term assets................................................       1,687         171
Accounts payable and accrued expenses.................................      (6,066)    (22,334)
Other long-term liabilities...........................................      --          (6,808)
                                                                        ----------  ----------
                                                                        $  117,747  $   52,453
                                                                        ----------  ----------
                                                                        ----------  ----------

    The Company has closed substantially all of the former Balfour manufacturing and administration facilities and moved the former Balfour operations from Attleboro, Massachusetts, to Austin, Texas.

(3) THE PREDECESSORS

    The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996. The accompanying financial statements include the predecessor operations of ArtCarved as a division of CJC and of Balfour as a wholly owned subsidiary of Town & Country for historical periods prior to the acquisition date of December 16, 1996.

    The ArtCarved predecessor financial statements present information with respect to the assets and businesses acquired by the Company from CJC (the ArtCarved Business). Since the ArtCarved Business was not operated nor accounted for as a separate entity for the periods presented in the accompanying financial statements, it was necessary for management to make allocations (carve-outs) for certain accounts to reflect the financial statements of the ArtCarved Business. Management considers the allocations to be reasonable and believes the accompanying financial statements materially represent the operations of the ArtCarved Business on a stand-alone basis.

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS CONDITIONS

    The results of operations of the Company for the fiscal year ended August 30, 1997 and the six months ended February 28, 1998, were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination") which was substantially completed during January, 1998. The Company's consolidation and integration of operations in the Combination required substantial time and cost due to complications arising from the integration of different order entry and manufacturing processes required for the Balfour ring product line at the Company's Texas facilities. The additional time required to train new personnel to implement the Balfour class ring operations resulted in ring manufacturing headcount levels higher than those previously maintained by the predecessor companies to provide service levels comparable to those previously provided at the predecessor's Massachusetts facilities. The Company incurred costs from inefficiencies and

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) the higher than expected headcount during the first two quarters of fiscal 1998. During January 1998 headcount levels were reduced. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

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

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. Class ring sales are historically highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. ArtCarved and Balfour historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

NEW ACCOUNTING PRONOUNCEMENTS

    In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share currently prescribed by Accounting Principles Board (APB) Opinion No. 15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements. The Company adopted SFAS No. 128 for the fiscal year ending August 29, 1998. Basic and diluted earnings per share are the same, as the Company's outstanding warrants and stock options are not included in the computation of diluted earnings per share because to do so would be antidilutive.

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

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(4) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," is required to be adopted by the Company for the fiscal year ending August 28, 1999. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a company-wide basis; therefore, the statement is not expected to impact the Company.

(5) INVENTORIES

    A summary of inventories is as follows (in thousands):

                                                  FEBRUARY 28,  AUGUST 30,
                                                      1998         1997
                                                  ------------  -----------
Raw materials...................................   $   10,035    $   8,769
Work in process.................................        2,445        1,877
Finished goods..................................        1,411        1,121
                                                  ------------  -----------
                                                   $   13,891    $  11,767
                                                  ------------  -----------
                                                  ------------  -----------

    Cost of sales includes depreciation and amortization of $1,052,000 and $500,000 for the six months ended February 28, 1998 and December 16, 1996 to March 1, 1997 for Commemorative Brands, Inc. (see Note 1).

(6) LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                      FEBRUARY 28,  AUGUST 30,
                                                                          1998         1997
                                                                      ------------  ----------
11% senior subordinated notes due 2007..............................   $   90,000   $   90,000
Term loan facility..................................................       24,500       24,750
Bank revolver.......................................................       19,700       10,700
                                                                      ------------  ----------
  Total debt........................................................      134,200      125,450
Less-current portion................................................          750          750
                                                                      ------------  ----------
  Total long-term debt..............................................   $  133,450   $  124,700
                                                                      ------------  ----------
                                                                      ------------  ----------

    The weighted average interest rate of debt outstanding as of February 28, 1998 and August 30, 1997 was 10.4 percent.

11 PERCENT SENIOR SUBORDINATED NOTES

    The Company's 11 percent senior subordinated notes mature on January 15, 2007. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, plus accrued and unpaid interest and liquidated damages (as defined), if any, thereon to the date of redemption. In the event the Company completes one or more public equity offerings (as defined) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(6) LONG-TERM DEBT (CONTINUED)
33 1/3 percent of the original principal amount of the notes at a redemption price equal to 111 percent of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more public equity offerings, provided that at least 66 2/3 percent of the original principal amount of the notes remains outstanding immediately after each such redemption.

    The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates, (d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company is in compliance with all of its debt covenants as of February 28, 1998 and August 30, 1997.

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

    The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), (b) consolidated EBITDA and (c) interest coverage each as defined in the Bank Agreement. The Bank Agreement also contains other covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock and (f) make certain investments. The Company is in compliance with all of its debt covenants under the Bank Agreement as of February 28, 1998 and August 30, 1997.

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(6) LONG-TERM DEBT (CONTINUED)
CONSIGNED GOLD

    Under the Company's gold consignment/loan arrangement, the Company has the ability to have on consignment up to 26,000 ounces of gold approximating $10 million or alternatively the ability to borrow up to $10 million for the purchase of gold. Under this arrangement, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the six months ended February 28, 1998 and the fiscal year ended August 30, 1997 (see
Note 1), the Company expensed approximately $138,000 and $203,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of February 28, 1998 and August 30, 1997, the Company held approximately 13,127 ounces and 16,265 ounces, respectively, valued at $3.9 million and $5.3 million, respectively, of gold on consignment from one of its lenders.

    The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of February 28, 1998 and August 30, 1997, based upon current rates offered for debt with the same or similar debt terms.

(7) COMMITMENTS AND CONTINGENCIES

    Certain Company facilities and equipment are leased under agreements expiring at various dates through 2005.

    The Company is not party to any pending legal proceedings other than ordinary routine litigation incidental to its business. In management's opinion, adverse decisions in those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(8) INCOME TAXES

    For the six months ended February 28, 1998, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.

(9) STOCKHOLDERS' EQUITY

    The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. The Company currently has issued and outstanding 100,000 shares of Series A Preferred, 375,000 shares of Series B Preferred and 375,000 shares of Common Stock.

SERIES A PREFERRED STOCK (SERIES A PREFERRED)

    The holders of shares of Series A Preferred are not entitled to voting rights. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis, commencing on January 31, 1997. Dividends on the Series A Preferred accrue at a rate of 12 percent per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(9) STOCKHOLDERS' EQUITY (CONTINUED)
which are declared are payable pro rata to the holders. No dividends or interest accrue on any accrued and unpaid dividends. The Company's 11 percent senior subordinated notes and the Bank Agreement generally restrict the Company's ability to pay dividends on the Series A Preferred.

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

SERIES B PREFERRED STOCK (SERIES B PREFERRED)

    The holders of shares of Series B Preferred are entitled to one vote per share, voting together with the holders of the Common Stock as one class on all matters presented to the shareholders generally. No dividends accrue on the Series B Preferred. The Company's 11 percent senior subordinated notes and the Bank Agreement generally restrict the Company's ability to pay dividends on Series B Preferred.

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

    Dividends may be paid on the Common Stock if and when declared by the board of directors of the Company out of funds legally available therefor. The Company does not expect to pay dividends on the Common Stock in the foreseeable future. The Company's 11 percent senior subordinated notes and the Bank Agreement generally restrict the Company's ability to pay dividends on Common Stock.

COMMON STOCK PURCHASE WARRANTS

    The Company has issued warrants, exercisable to purchase an aggregate of 21,405 shares of Common Stock (or an aggregate of approximately 5.4 percent of the outstanding shares of Common Stock on a fully diluted basis), at an initial exercise price of $6.67 per share, at any time on or after December 16, 1997, and on or before January 31, 2008.

                           COMMEMORATIVE BRANDS, INC.

                                  (UNAUDITED)

(9) STOCKHOLDERS' EQUITY (CONTINUED)
    In accordance with a subscription agreement entered into by the Company and CHP II and certain of its affiliates (the Castle Harlan Group), the Company granted the Castle Harlan Group certain registration rights with respect to the shares of capital stock owned by them pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act of 1933 at any time at the request of the Castle Harlan Group. The Company also granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares of capital stock by the Company.

STOCK-BASED COMPENSATION PLAN

    The Company has one stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance; 35,484 of those shares were available for grant to directors and employees of the Company as of February 28, 1998. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. Any Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be deposited in a voting trust in favor of an affiliate of Castle Harlan, Inc. as voting trustee.

(10) RELATED-PARTY TRANSACTIONS

    The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee, related to the 11 percent senior subordinated notes and the Company's Bank Agreement prohibit payment of the management fee in the event of a default by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In the following discussions, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the acquisitions of ArtCarved and Balfour (the "Acquisitions"), (ii) the term "ArtCarved" refers to the predecessor class ring assets, businesses, and operations of CJC Holdings, Inc. acquired by CBI, (iii) the term "Balfour" refers to the predecessor assets, businesses and operations of L. G. Balfour Company, Inc. acquired by CBI, and (iv) the term "the Company" refers to CBI consolidated with its subsidiaries as combined with ArtCarved and Balfour after giving effect to the Acquisitions.

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

RESULTS OF OPERATIONS

    The financial statements of the Company for the three and six months ended February 28, 1998 reflect the operations of the Company for the three and six months ended February 28, 1998. For comparative purposes, the prior year results of operations are comprised of operations of the Company from December 16, 1996 (the date of Acquisition) to March 1, 1997, combined with the operations of the predecessors from September 1, 1996 and August 26, 1996 for ArtCarved and Balfour, respectively, to December 15, 1996 (the Combined Prior Year Six-Month period) and from November 30, 1996 and November 25, 1996 for ArtCarved and Balfour, respectively to December 15, 1996 (the Combined Prior Year Three-Month period).

    The results of operations of the Company for the six months ended February 28, 1998 and the period of December 16, 1996 to March 1, 1997 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination") which was substantially completed during January 1998. The Company's consolidation and integration of operations in the Combination required substantial time and cost due to complications arising from the integration of different order entry and manufacturing processes required for the Balfour ring product line at the Company's Texas facilities. The additional time required to train new personnel to implement the Balfour class ring operations resulted in ring manufacturing headcount levels higher than those previously maintained by the predecessor companies to provide service levels comparable to those previously provided at the predecessor's Massachusetts facilities. The Company incurred costs from inefficiencies and the higher than expected headcount during the first two quarters of fiscal 1998. During January 1998 headcount levels were reduced to levels necessary to sustain future operations. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

COST SAVINGS

    ELIMINATION OF OCCUPANCY AND FIXED OVERHEAD COSTS--Two of the three Balfour facilities were closed during fiscal 1997 and the occupancy and overhead costs including duplicative facilities-related personnel associated with these two facilities (the Attleboro, Massachusetts ring manufacturing plant and the North

Attleboro, Massachusetts administrative facility) were eliminated. The third Balfour facility, the North Attleboro insignia plant, was not closed. This facility contains not only the insignia plant, but also the Balfour ring tooling operation.

    MANUFACTURING INTEGRATION--The move of the Balfour ring manufacturing operation was substantially completed in June, 1997. Expanded manufacturing capacity in Austin was adequate to absorb the additional production of the Balfour rings. However, difficulties were encountered in the efficient manufacture of the Balfour rings. Certain of the cost savings achieved by the Company by the reduction of duplicative personnel were offset by additional labor and overhead incurred to manufacture Balfour rings. Manufacturing inefficiencies were primarily caused by:

    - PEOPLE--The specific Balfour product knowledge that was "lost" due to Massachusetts employees electing not to relocate to Texas resulted in higher than normal training expenses and additional costs to temporarily place former Balfour employees (managers and supervisors) in the Texas plant.

    - TOOLING--Because Balfour ring tooling is older and more complicated to use than the ArtCarved ring tooling, the Company experienced higher than normal training costs and lower levels of efficiencies than the wax mold operations at the Balfour Attleboro ring plant.

    - SYSTEMS--The Balfour computer system is heavily dependent on manual processing and human interaction. Difficulties were experienced in the transfer of user knowledge and overall lack of system documentation. Therefore, labor costs in excess of those anticipated by management were incurred to enter, schedule, track and ship the Balfour rings. The Balfour computer systems are operating on a Hewlett Packard HP3000 platform. The consolidation plans of the Company assumed these systems would be converted to an IBM AS400 platform. The conversion of these systems is expected to be completed by August, 1999.

    THREE MONTHS ENDED FEBRUARY 28, 1998 AS COMPARED TO THE COMBINED PRIOR YEAR
     THREE MONTH PERIOD.

    NET SALES--Net sales increased $8.8 million, or 24.8%, to $44.2 million for the three months ended February 28, 1998 as compared to $35.4 million for the Combined Prior Year Three Month Period. The increase in sales resulted primarily from an increase in the sale of class rings of approximately $5.5 million. This increase was partially as a result of the delay of shipments of class rings due to the transition of the Balfour operations from Massachusetts to Texas in the three months ended November 30, 1997, and an increase in sales of high school ring units. The increase in sales also resulted from additional sales of recognition and affinity products as a result of an increase in sales of personalized family jewelry products and an increase in the sales of the fine paper products.

    GROSS PROFIT--Gross profit increased $7.9 million, or 48.2%, to $24.4 million for the three months ended February 28, 1998 as compared to $16.5 million for the Combined Prior Year Three Month Period. As a percentage of net sales, gross profit was 55.2% for the three months ended February 28, 1998 compared to 46.5% for the Combined Prior Year Three Months Period. Cost of sales for the period December 16, 1996 to March 1, 1997 for the Company, includes an incremental charge of $2.6 million relating to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of sales as the related inventory was sold. Combined gross profit for the Prior Year Three Month Period, excluding this $2.6 million charge, would have been 53.9% of sales. The gross profit percentage increase is mainly due to the increase in sales of high school ring units.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses increased $2.0 million, or 11.7%, to $18.6 million for the three months ended February 28, 1998 as compared to $16.6 million for the Combined Prior Year Three Month Period. As a percentage of net sales, selling, general and administrative expenses decreased to 42.0% for the three months ended February 28, 1998 from 46.9% for the Combined Prior Year Three Month Period. The decrease was a result of decreased selling and marketing expenses as a percentage of sales primarily related to the recognition and affinity products offset by an increase in general and administrative expenses as a percentage of net sales as a result of the Combination.

    OPERATING INCOME--As a result of the foregoing, operating income increased $6.0 million, to $5.8 million for the three months ended February 28, 1998 as compared to a loss of $0.1 million for the Combined Prior Year Three Month Period. As a percentage of net sales, operating income increased to 13.2% for the three months ended February 28, 1998 from a loss of 0.4% for the Combined Prior Year Three Month Period.

    INTEREST EXPENSE--Interest expense, net was $3.8 million for the three months ended February 28, 1998. The majority of the interest expense consists of interest on the Bank Credit Facility of $24.5 million at rates ranging from 9% -10.5% and interest on the $90.0 million of Notes, at a rate of 11%.

    PROVISION FOR INCOME TAXES--For the three months ended February 28, 1998, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.

    NET INCOME--As a result of the foregoing, net income increased $5.4 million, to $2.1 million for the three months ended February 28, 1998 as compared to a net loss of $3.3 million for the Combined Prior Year Three Month Period.

    SIX MONTHS ENDED FEBRUARY 28, 1998 AS COMPARED TO THE COMBINED PRIOR YEAR
     SIX MONTH PERIOD

    NET SALES--Net sales increased $5.6 million, or 7.3%, to $82.5 million for the six months ended February 28, 1998 as compared to $76.9 million for the Combined Prior Year Six Month Period. The increase in sales resulted from an increase in the sale of high school rings of approximately $2.4 million, an increase in sales of recognition and affinity products as a result of an increase in sales of personalized family jewelry products, and an increase in the sales of the fine paper products.

    GROSS PROFIT--Gross profit increased $6.0 million, or 15.1%, to $45.5 million for the six months ended February 28, 1998 as compared to $39.6 million for the Combined Prior Year Six Month Period. As a percentage of net sales, gross profit was 55.2% for the six months ended February 28, 1998 compared to 51.5% for the Combined Prior Year Six Month Period. Cost of sales for the period December 16, 1996 to March 1, 1997 for the Company includes an incremental charge of $2.6 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of sales as the related inventory was sold. Combined gross profit for the Combined Prior Year Six Month Period, excluding this $2.6 million charge, would have been 54.8% of sales. The gross profit percentage increase is mainly due to an increase in sales of high school ring units and the increase in gross profit related to the recognition and affinity products through the personalized family jewelry products.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses decreased $0.2 million, or 0.4%, to $35.1 million for the six months ended February 28, 1998 compared to the $35.3 million for the Combined Prior Year Six Month Period. As a percentage of net sales, selling, general and administrative expenses decreased to 42.6% for the six months ended February 28, 1998 compared to 45.9% for the Combined Prior Year Six Month Period. The decrease was a result of decreased selling and marketing expenses as a percentage of sales primarily related to the recognition and affinity products offset by an increase in general and administrative expenses as a percentage of net sales as a result of the Combination.

    OPERATING INCOME--As a result of the foregoing, operating income increased $6.1 million, to $10.4 million for the six months ended February 28, 1998 compared to $4.3 million for the Combined Prior Year Six Month Period. As a percentage of net sales, operating income increased to 12.6% for the six months ended February 28, 1998 compared to 5.6% for the Combined Prior Year Six Month Period.

    INTEREST EXPENSE--Interest expense, net was $7.4 million for the six months ended February 28, 1998. The majority of the interest expense was related to the Bank Credit Facility of $24.5 million at rates ranging from 9%-10.5% and interest on the $90.0 million of Notes, at a rate of 11%.

    PROVISION FOR INCOME TAXES--For the six months ended February 28, 1998, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.

    NET INCOME--As a result of the foregoing, net income increased $5.0 million, to $3.0 million for the six months ended February 28, 1998 as compared to the net loss of $2.0 million for the Combined Prior Year Six Month Period.

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. Class ring sales are historically highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. ArtCarved and Balfour historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

    As of February 28, 1998, the Company has Revolving Credit and Gold Facilities (as defined below) in the amount of $35.0 million with a borrowing base limitation of $29.4 million and had $9.7 million available for future borrowings under its Bank Agreement, as defined below. As of March 13, 1998 the Company had a borrowing base limitation of $34.8 million and had $15.1 million available for future borrowings. The borrowing base limitation is recalculated monthly. Management believes that cash flows generated by existing operations and its available borrowings under its Bank Agreement will be sufficient to fund its ongoing operations. The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (defined below) payments required under a Management Agreement with Castle Harlan, Inc. and working capital and capital expenditure requirements.

    The Company's cash used in operating activities for the six months ended February 28, 1998, was primarily the net result of the Company's seasonality. There were increased accounts receivable and increased inventories, which were greater than the decrease in prepaid expenses and other current assets and increase in bank overdraft, accounts payable and accrued expenses. The majority of the decrease in prepaid expenses and other current assets relates to the prepaid management fee and prepaid advertising being lower at this time of year.

    Also affecting cash were the incremental costs associated with the closing of the Attleboro facilities and the related moving and consolidation expenses in Austin. The Company established a $12.1 million reserve for these expenses. As of February 28, 1998, $10.4 million of these costs had been incurred. The remaining balance of $1.7 million primarily consists of reserves for remaining severance expenses payable to Balfour employees. The Company's projected capital expenditures for fiscal year 1998 are $3.7 million, not including computer conversion capital expenditures not to exceed in the aggregate $5.5 million during the fiscal years 1998, 1999 and the first fiscal quarter of fiscal year 2000. For the six months ended

February 28, 1998, the Company incurred $3.0 million in capital expenditures for manufacturing equipment, tools and dies, software development and computer conversion capital expenditures.

    The following summarizes certain provisions governing the Revolving Credit, Term Loan and Gold Consignment Agreement, as amended (the "Bank Agreement"), dated December 16, 1996, by and among the Company, as borrower, The First National Bank of Boston ("FNBB") and Rhode Island Hospital Trust National Bank ("RIHT", and together with FNBB, as agent, the "Agents") and the financial institutions party thereto.

    The Bank Agreement consists of a senior secured credit facility of up to $60,000,000, including (i) a $25,000,000 term loan facility (the "Term Loan Facility"), (ii) a $25,000,000 revolving credit facility (with a letter of credit sublimit of $5,000,000) (the "Revolving Credit Facility") and (iii) a $10,000,000 gold consignment and revolving credit facility (the "Gold Facility", and together with the Revolving Credit Facility, the "Revolving Credit and Gold Facilities").

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

    Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate of debt outstanding as of February 28, 1998 and August 30, 1997 was 10.5 percent.

    The Revolving Credit and Gold Facilities may be borrowed, repaid and reborrowed from time to time until December 16, 2001, subject to certain conditions on the date of any such borrowing. Amounts of principal repaid on the Term Loan Facility may not be reborrowed.

    The Bank Agreement is secured by a first priority lien on substantially all assets of the Company, including all accounts receivable, inventory, equipment, general intangibles, real estate, buildings and improvements and the outstanding stock of its subsidiaries. The Company's U.S. subsidiary, CBI North America, Inc., has guaranteed the Company's obligations and granted a similar security interest.

    The Bank Agreement contains certain customary affirmative and negative covenants, including, among other things, requirements that the Company and its subsidiaries (i) periodically deliver certain financial information (including monthly borrowing base, consigned metal and receivables aging reports), (ii) not merge or make certain asset sales, (iii) not permit certain liens to exist on its assets, (iv) not incur additional debt or liabilities except as may be permitted under the terms of the Bank Agreement, (v) not make capital expenditures in excess of limits set forth in the Bank Agreement, (vi) not declare or make certain dividend payments, (vii) not make certain investments or consummate certain acquisitions, (viii) not enter into any consignment transactions as consignee (except for deliveries of diamonds), (ix) not create a new subsidiary, (x) not establish any new bank account, and (xi) establish concentration accounts with FNBB and direct all of its depositary banks to transfer all amounts deposited (on a daily basis) to such concentration accounts (for application in accordance with the Bank Agreement). In addition, the Company must comply with certain financial covenants, including maintaining a specified minimum interest coverage ratio of Consolidated EBITDA to Consolidated Interest Expense, maximum Consolidated Senior Funded Debt to Consolidated EBITDA and minimum Consolidated EBITDA (as those terms are defined in the Bank Agreement) in amounts set forth in the Bank Agreement. The Company was in compliance with all of its covenants under the Bank Agreement as of February 28, 1998 and August 30, 1997.

    On March 16, 1998, the Bank Agreement was amended to (1) redefine the classification of overdue receivables from independent sales representatives and
(2) increase by $5.5 million, the allowable capital expenditures during fiscal years 1998, 1999 and the first quarter of fiscal year 2000 to take into account additional capital expenditures for computer conversions.

    The Bank Agreement contains certain customary events of default, including nonpayment, misrepresentation, breach of covenant, bankruptcy, ERISA, judgments, change of control and cross defaults. In addition, the Bank Agreement provides that it shall be an Event of Default if the Company or any of its subsidiaries (other than its Mexican subsidiary) shall be enjoined or restrained from conducting any material part of its business for more than 30 days.

    The Company's $90,000,000 aggregate principal amount of 11% Senior Subordinated Notes mature on January 15, 2007 ("Notes"). The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, plus accrued and unpaid interest and Liquidated Damages (as defined), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33 1/3% of the original principal amount of the Notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Public Equity Offerings, provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption.

    In the event of a Change of Control (as defined), each holder of the Notes will have the right to require the Company to purchase all or any part of such holder's Notes at a purchase price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase. The Bank Agreement prohibits the Company from purchasing any Notes upon a Change of Control, and certain Change of Control events with respect to the Company would constitute a default thereunder.

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

    The Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (the "Indenture") pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens,
(e) make certain asset dispositions, and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of February 28, 1998 and August 30, 1997.

YEAR 2000 COMPLIANCE

    The Company has developed a plan to ensure its computer systems function properly to and through the year 2000. The Company believes that with upgrades or modifications to existing software and the conversion of the Hewlett Packard HP3000 platform to the IBM AS400 platform which is expected to be completed by July 1999, the impact of the Year 2000 Compliance will be minimized. The total costs of Year 2000 Compliance are not expected to be material to the Company's results of operation.

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

                                 PART II--OTHER

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

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

       10.1 First Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated March 16, 1998

       27  Financial Data Schedule for the period ended February 28, 1998.

    (b) The Company did not file any reports on Form 8-K during the three months ended February 28, 1998.

                           COMMEMORATIVE BRANDS, INC.

SIGNATURES

    Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMEMORATIVE BRANDS, INC.

                                By:           /s/ RICHARD H. FRITSCHE
                                     -----------------------------------------
                                                Richard H. Fritsche
                                              CHIEF FINANCIAL OFFICER

DATE: April 8, 1998