Form 10-Q
period 1998-05-30
COMMEMORATIVE BRANDS INC
filed 1998-07-10
CIK 1031595

                                     FORM 10-Q
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 30, 1998
-------------------------------------------

                                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number:    333-20759
                                                   ---------

                             COMMEMORATIVE BRANDS, INC.
               (Exact name of Registrant as specified in its charter)


             DELAWARE                                   13-3915801
   -------------------------------                 ---------------------
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

                                       INDEX


Item
Number                                                                   Page Number
                               PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets -
             As of May 30, 1998 (unaudited) and August 30, 1997               1

          Consolidated Income Statements -
             For the three months ended May 30, 1998 and May 31,
             1997 (unaudited)                                                 2

          Consolidated Income Statements -
             For the nine months ended May 30, 1998 and December 16,
             1996 to May 31, 1997 and from September 1, 1996 to
             December 15, 1996 for ArtCarved and from August 26,
             1996 to December 15,1996 for Balfour (all unaudited)             3

          Consolidated Statements of Stockholders Equity -
             As of May 30, 1998 (unaudited), August 30, 1997
             and March 28, 1996 (unaudited)                                   4

          Statements of Cash Flows -
             For the nine months ended May 30, 1998 and December 16,
             1996 to May 31, 1997 and from September 1, 1996 to
             December 15, 1996 for ArtCarved and from August 26, 1996
             to December 15, 1996 for Balfour (all unaudited)                 5

          Notes to Consolidated Financial Statements                     6 - 11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12 - 17

                               PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  18

Item 2.   Changes in Securities                                              18

Item 3.   Defaults Upon Senior Securities                                    18

Item 4.   Submission of Matters to a Vote of Security Holders                18

Item 6.   Exhibits and Reports on Form 8-K                                   18

SIGNATURES                                                                   19

PART 1 -- FINANCIAL STATEMENTS
Item 1.  Consolidated Financial Statements and Notes

                              COMMEMORATIVE BRANDS, INC.
                             CONSOLIDATED BALANCE SHEETS
                          (In thousands, except share data )



                                                                        May 30,       August 30,
                                                                         1998            1997
                                                                         ----            ----
ASSETS                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                            $  2,875      $  2,174
   Accounts receivable, net                                               38,036        26,444
   Inventories                                                            12,325        11,767
   Prepaid expenses and other current assets                               5,913         8,522
                                                                        --------      --------
        Total current assets                                              59,149        48,907

Property, plant and equipment, net                                        35,643        33,460

Trademarks, net                                                           29,619        30,197

Goodwill, net                                                             81,080        82,935

Other assets, net                                                          6,428         5,370
                                                                        --------      --------
        Total assets                                                    $211,919      $200,869
                                                                        --------      --------
                                                                        --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft                                                       $  3,632      $  4,188
   Accounts payable and accrued expenses                                  22,733        20,893
   Current portion of long-term debt                                         750           750
                                                                        --------      --------
        Total current liabilities                                         27,115        25,831


Long-term debt, net of current portion                                   131,600       124,700

Other long-term liabilities                                               10,298         9,885
                                                                        --------      --------
        Total liabilities                                                169,013       160,416

Commitments and contingencies

Stockholders' Equity
   Preferred Stock, $.01 par value, 750,000 shares
   authorized
     Series A, 100,000 shares issued and outstanding                           1             1
     Series B, 375,000 shares issued and outstanding                           4             4
   Common Stock, $.01 par value, 750,000 shares
     authorized, 375,000 issued and outstanding                                4             4
     Additional paid-in capital                                           50,161        50,161
   Retained earnings (deficit)                                            (7,264)       (9,717)
                                                                        --------      --------
        Total stockholders' equity                                        42,906        40,453
                                                                        --------      --------
        Total liabilities & stockholders' equity                        $211,919      $200,869
                                                                        --------      --------
                                                                        --------      --------

The accompanying notes are an integral part of these consolidated financial statements.

                              COMMEMORATIVE BRANDS, INC.
                            CONSOLIDATED INCOME STATEMENTS
                   (In thousands, except share and per share data)
                                     (Unaudited)

                                                             For the Three        For the Three
                                                                Months               Months
                                                                Ended                Ended
                                                                May 30,              May 31,
                                                                 1998                 1997
                                                                 ----                 ----
Net sales                                                      $ 43,085            $ 36,927

Cost of sales                                                    20,131              18,504
                                                               --------            --------
Gross profit                                                     22,954              18,423

Selling, general and administrative expenses                     18,891              15,896
                                                               --------            --------
Operating income                                                  4,063               2,527

Interest expense, net                                             3,755               3,371
                                                               --------            --------
     Income (loss) before provision for income taxes                308                (844)

Provision for income taxes                                            -                  30
                                                               --------            --------
     Net income (loss)                                         $    308            $   (874)
                                                               --------            --------
Preferred dividends                                                (300)               (300)
                                                               --------            --------
Net income (loss) to common stockholders                       $      8            $ (1,174)
                                                               --------            --------
                                                               --------            --------
Basic and diluted earnings (loss) per share                    $   0.02            $  (3.13)
                                                               --------            --------
                                                               --------            --------
Weighted average common shares outstanding and
 common and common equivalent shares outstanding                375,000             375,000
                                                               --------            --------
                                                               --------            --------

------------------------
The accompanying notes are an integral part of these consolidated financial statements.

                          COMMEMORATIVE BRANDS, INC.
                        CONSOLIDATED INCOME STATEMENTS
                (In thousands, except share and per share data)
                                (Unaudited)

                                                                                              Predecessors
                                                                                    ------------------------------
                                             For the Nine                            ArtCarved          Balfour
                                                Months           December 16,       September 1,       August 26,
                                                 Ended             1996 to             1996 to          1996 to
                                                May 30,            May 31,          December 15,      December 15,
                                                 1998               1997*              1996              1996
                                             ------------        -----------        -----------       ------------
   Net sales                                   $125,617           $ 61,678           $ 27,897         $  24,247

   Cost of sales                                 57,124             32,746             11,988            11,091
                                               --------           --------           --------         ---------
   Gross profit                                  68,493             28,932             15,909            13,156

   Selling, general and
    administrative expenses                      54,009             27,646              9,862            13,646
                                               --------           --------           --------         ---------

   Operating income                              14,484              1,286              6,047              (490)

   Interest expense, net                         11,131              5,971              2,876               756
                                               --------           --------           --------         ---------

        Income (loss) before provision
         for income taxes                         3,353             (4,685)             3,171            (1,246)

   Provision for income taxes                         -                 50                  -                13
                                               --------           --------           --------         ---------

        Net income (loss)                      $  3,353           $ (4,735)          $  3,171         $  (1,259)
                                               --------           --------           --------         ---------

   Preferred dividends                             (900)              (550)                 -                 -
                                               --------           --------           --------         ---------

   Net income (loss) to
    common stockholders                        $  2,453           $ (5,285)          $  3,171         $  (1,259)
                                               --------           --------           --------         ---------
                                               --------           --------           --------         ---------

   Basic and dulited earnings
    (loss) per share                           $   6.54           $ (14.09)
                                               --------           --------
                                               --------           --------

   Weighted average common
    shares outstanding and common
    and common equivalent shares
    outstanding                                 375,000            375,000
                                               --------           --------
                                               --------           --------

--------------------------
* Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date engaged in no business activities other than in connection withthe Acquisitions and the financing thereof.

       The accompanying notes are an integral part of these consolidated financial statements.

                         COMMEMORATIVE BRANDS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (In thousands, except share data )
                                 (Unaudited)

                                                            Preferred Stock
                                         -----------------------------------------------------
                                                 Series A                      Series B
                                         ------------------------        ---------------------
                                          Shares          Amount         Shares         Amount
                                         ------------------------        ---------------------
Balance, March 28, 1996                        -             $  -              -         $  -
  (date of inception)

Issuance of Common Stock                       -                -              -            -

Issuance of Preferred Stock              100,000                1        375,000            4

Accrued Preferred Stock Dividends              -                -              -            -

Net loss                                       -                -              -            -
                                         ------------------------        ---------------------

Balance, August 30, 1997                 100,000             $  1        375,000            4

Accrued Preferred Stock Dividends              -                -              -            -

Net income                                     -                -              -            -
                                         ------------------------        ---------------------

Balance, May 30, 1998                    100,000             $  1        375,000         $  4
                                         ------------------------        ---------------------
                                         ------------------------        ---------------------

                                                Common Stock            Additional    Retained
                                         ------------------------        Paid-in      Earnings
                                          Shares           Amount        Capital      (Deficit)         Total
                                         ------------------------       ----------    ---------       --------
Balance, March 28, 1996                        -             $  -       $      -      $      -        $      -
  (date of inception)

Issuance of Common Stock                 375,000                4          2,666             -           2,670

Issuance of Preferred Stock                    -                -         47,495             -          47,500

Accrued Preferred Stock Dividends              -                -              -          (850)           (850)

Net loss                                       -                -              -        (8,867)         (8,867)
                                         ------------------------       ----------    ---------       --------

Balance, August 30, 1997                 375,000             $  4       $ 50,161      $ (9,717)       $ 40,453

Accrued Preferred Stock Dividends              -                -              -          (900)           (900)

Net income                                     -                -              -         3,353           3,353
                                         ------------------------       ----------    ---------       --------

Balance, May 30, 1998                    375,000             $  4       $ 50,161      $ (7,264)       $ 42,906
                                         ------------------------       ----------    ---------       --------
                                         ------------------------       ----------    ---------       --------



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

                              COMMEMORATIVE BRANDS, INC.
                               STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)

                                                                                                          Predecessors
                                                                                                   --------------------------
                                                                    For the Nine                    ArtCarved      Balfour
                                                                       Months       December 16,   September 1,   August 26,
                                                                       Ended           1996 to       1996 to        1996 to
                                                                       May 30,         May 31,     December 15    December 15
                                                                        1998            1997*          1996          1996
                                                                     -----------    ------------   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                      $  3,353      $  (4,735)      $  3,171      $  (1,259)
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities-
   Depreciation and amortization                                           5,033          2,541          1,992            544
   Provision for doubtful accounts                                           531            327            144            -
   Changes in assets and liabilities-
     (Increase) decrease in receivables                                  (12,123)         1,270         (6,951)        (8,239)
     (Increase) decrease in inventories                                     (558)         5,967            124           (510)
     Decrease in prepaid expenses and other current assets                 2,609             89          1,378            496
     (Increase) decrease in other assets                                    (996)        (1,703)        (3,270)             6
     Increase in bank overdraft, accounts payable and accrued expenses       797          2,248          4,910          2,877
     Increase in deferred compensation                                       -              -              -               14
                                                                        --------      ---------       --------      ---------
     Net cash provided by (used in) operating activities                  (1,354)         6,004          1,498         (6,071)
                                                                        --------      ---------       --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of fixed assets                                         -              -              -              571
  Purchases of property, plant and equipment                              (4,845)        (2,100)          (195)          (115)
  Cash paid for the acquitions of ArtCarved
   and Balfour including transaction costs                                   -         (169,032)           -              -
                                                                        --------      ---------       --------      ---------
     Net cash provided by (used in) investing activities                  (4,845)      (171,132)          (195)           456
                                                                        --------      ---------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in advances                                                     -              -           18,889            -
  Proceeds from borrowings from Parent, net                                  -              -              -            5,649
  Proceeds from debt issuance                                                -          120,200            -              -
  Proceeds from issuance of common and preferred stock                       -           50,000            -              -
  Note borrowings (payments), net                                          6,900         (5,325)       (14,628)           -
  Payments on capital leases                                                 -              -              -              (74)
  Additional paid-in capital                                                 -              170            -              -
                                                                        --------      ---------       --------      ---------
     Net cash provided by financing activities                             6,900        165,045          4,261          5,575
                                                                        --------      ---------       --------      ---------
NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                           701            (83)         5,564            (40)
                                                                        --------      ---------       --------      ---------
CASH AND CASH EQUIVALENTS, beginning of period                             2,174          1,094            -               59
                                                                        --------      ---------       --------      ---------
CASH AND CASH EQUIVALENTS, end of period                                $  2,875       $  1,011       $  5,564          $  19
                                                                        --------      ---------       --------      ---------
                                                                        --------      ---------       --------      ---------
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for-
     Interest                                                           $  7,857       $    844       $  6,453          $   6
                                                                        --------      ---------       --------      ---------
                                                                        --------      ---------       --------      ---------
     Taxes                                                              $    -         $      3       $    -            $   8
                                                                        --------      ---------       --------      ---------
                                                                        --------      ---------       --------      ---------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends                                     $    900       $    550       $    -            $ -
                                                                        --------      ---------       --------      ---------
                                                                        --------      ---------       --------      ---------

----------------------
*Commemorative Brands, Inc., completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and until such date engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended May 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending August 29, 1998.

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

The following represents the allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on third-party appraisals and management's estimate of fair values. The allocation of the purchase prices (including transaction costs) for the Acquisitions is as set forth below (in thousands):

                                           ArtCarved         Balfour
                                           ---------         -------
Current assets                              $23,220         $ 35,497
Property, plant and equipment                17,039           15,042
Goodwill                                     64,127           17,885
Trademarks                                   17,740           13,000
Other long-term assets                        1,687              171
Accounts payable and accrued expenses        (6,066)         (22,334)
Other long-term liabilities                      --           (6,808)
                                           --------         --------
                                           $117,747         $ 52,453
                                           --------         --------
                                           --------         --------

Subsequent to the Acquisitions, the Company closed substantially all of the former Balfour manufacturing and administration facilities and moved the former Balfour operations from Attleboro, Massachusetts, to Austin, Texas.

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

(4)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS CONDITIONS

The results of operations of the Company for the fiscal year ended August 30, 1997, and the nine months ended May 30, 1998, were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination") which was substantially completed during January 1998. The consolidation and integration of operations in the Combination required substantial time and cost due to complications arising from the integration of the Company's different order entry and manufacturing processes required for the Balfour ring product line at the Company's Texas facilities. The additional time required to train new personnel to implement the Balfour class ring operations resulted in ring manufacturing headcount levels higher than those previously maintained by the predecessor companies to provide service levels comparable to those previously provided at the predecessor's Massachusetts facilities. The Company incurred costs from inefficiencies and maintained higher than expected headcount during the first three quarters of fiscal 1998. During January 1998, headcount levels were reduced but still remain above a level that management had hoped to achieve following the consolidation of operations. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."
SFAS No. 128 revises the standards for computing earnings per share currently prescribed by Accounting Principles Board (APB) Opinion No. 15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements. The Company adopted SFAS No. 128 for the fiscal year ending

August 29, 1998. Basic and diluted earnings per share are the same, as the Company's outstanding warrants and stock options are not included in the computation of diluted earnings per share because they would have no effect as the exercise price is the same as the market value of the stock.

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

(5)  INVENTORIES

A summary of inventories is as follows (in thousands):

                                May 30,     August 30,
                                 1998         1997
                                 ----         ----
Raw materials                  $ 9,241       $ 8,769
Work in process                  1,936         1,877
Finished goods                   1,148         1,121
                               -------       -------
                               $12,325       $11,767
                               -------       -------
                               -------       -------

Cost of sales includes depreciation and amortization of $1,583,000 and $900,000 for the nine months ended May 30, 1998 and December 16, 1996 to May 31, 1997, for the Company. (see Note 1).

(6)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                              May 30,      August 30,
                                               1998          1997
                                               ----          ----
11% senior subordinated notes due 2007       $ 90,000      $ 90,000
Term loan facility                             24,250        24,750
Bank revolver                                  18,100        10,700
                                             --------      --------
           Total debt                         132,350       125,450
Less-current portion                              750           750
                                             --------      --------
       Total long-term debt                  $131,600      $124,700
                                             --------      --------
                                             --------      --------

The weighted average interest rate of debt outstanding as of May 30, 1998 and August 30, 1997 was 10.4 percent.

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

The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates,
(d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all of its debt covenants under the Indenture as of May 30, 1998 and August 30, 1997.

REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

The Company has a revolving credit, term loan and gold consignment agreement, which was entered into as of December 16, 1996, and amended on March 16, 1998 and July 10, 1998, (the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and from time to time may borrow up to $35 million under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments, which commenced March 31, 1997.

REVOLVING CREDIT AND GOLD FACILITIES

The revolving credit and gold facilities permit borrowings of up to a maximum aggregate principal amount of $35 million based upon availability under a borrowing base based on eligible receivables and eligible inventory (each as defined), with a sublimit of $5 million for letters of credit and $10 million for gold borrowings and consignment. Management believes that it will have sufficient availability under these facilities to meet its working capital needs.

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA), (b) consolidated EBITDA and (c) interest coverage each as defined in the Bank Agreement. The Bank Agreement also contains other covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock and (f) make certain investments. The Company was in compliance with all of its debt covenants under the Bank Agreement as of May 30, 1998 and August 30, 1997.

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold approximating
$10 million or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the nine months ended May 30, 1998 and the fiscal year ended August 30, 1997 (see Note 1), the Company expensed approximately $205,000 and $203,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of May 30, 1998 and August 30, 1997, the Company held approximately 16,627 ounces and 16,265 ounces, respectively, valued at $4.9 million and $5.3 million, respectively, of gold on consignment from one of its lenders.

The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of May 30, 1998 and August 30, 1997, based upon current rates offered for debt with the same or similar debt terms.

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

(8)  INCOME TAXES

For the nine months ended May 30, 1998, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.


(9)  STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. As of May 30, 1998, the Company had issued and outstanding 100,000 shares of Series A Preferred Stock, 375,000 shares of Series B Preferred Stock and 375,000 shares of Common Stock.

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

The Series A Preferred is not subject to mandatory redemption. The Series A Preferred is redeemable at any time at the option of the Company; however, the Company's 11 percent senior subordinated notes and the Agreement restrict the Company's ability to redeem the Series A Preferred. In the event of any liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred shall receive payment of the liquidation value of $100 per share plus all accrued and unpaid dividends prior to the payment of any distributions to the holders of the Series B Preferred or the holders of the common stock of the Company (Common Stock). So long as shares of the Series A Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on, or redeem or otherwise repurchase any shares of, the Series B Preferred or Common Stock.

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

Dividends may be paid on the Common Stock if and when declared by the board of directors of the Company out of funds legally available therefor. The Company does not expect to pay dividends on the Common Stock in the foreseeable future. The Company's 11 percent senior subordinated notes and the Bank Agreement and the Company's Series B Preferred Stock generally restrict the Company's ability to pay dividends on Common Stock

COMMON STOCK PURCHASE WARRANTS

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

STOCK-BASED COMPENSATION PLAN

The Company has one stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance; 35,484 of those shares were available for grant to directors and employees of the Company as of May 30, 1998. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. Any Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be deposited in a voting trust in favor of an affiliate of Castle Harlan, Inc. as voting trustee.

(10) RELATED - PARTY TRANSACTIONS

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee, governing to the 11 percent senior subordinated notes and the Company's Bank Agreement prohibit payment of the management fee in the event of a default by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     In the following discussion, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the acquisition of ArtCarved and Balfour (the "Acquisitions"), (ii) the term "ArtCarved" refers to the predecessor class ring assets, businesses, and operations of CJC Holdings, Inc. which were acquired by CBI, (iii) the term "Balfour" refers to the predecessor assets, businesses and operations of L. G. Balfour Company, Inc. which were acquired by CBI, and (iv) the term "the Company" refers to CBI and its subsidiaries after giving effect to the Acquisitions and the related transactions.

GENERAL

     The Company is a manufacturer and supplier of class rings and graduation-related scholastic products for the high school and college markets and also manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations.

     CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund ("CHP II"), for the purpose of acquiring ArtCarved and Balfour. On December 16, 1996, CBI completed the Acquisitions. Until December 16, 1996, CBI engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

     The Company has a 52/53-week fiscal year ending on the last Saturday of August.

RESULTS OF OPERATIONS

     The financial statements of the Company for the three and nine months ended May 30, 1998 reflect operations of the Company for the three and nine months ended May 30, 1998. For comparative purposes, the prior year results of the operations are comprised of operations of the Company for the three months ended May 31, 1997, and from December 16, 1996 (the date of Acquisition) to May 31, 1997, combined with the operations of the predecessors from September 1, 1996 and August 26, 1996 for ArtCarved and Balfour, respectively, to December 15, 1996 (the Combined Prior Year Nine-Month period).

     The results of operations of the Company for the nine months ended May 30, 1998, and for the period December 16, 1996 to May 31, 1997 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities (the "Combination") which was substantially completed during January 1998. The consolidation and integration of operations in the Combination required substantial time and cost due to complications arising from the integration of the Company's different order entry and manufacturing processes required for the Balfour ring product line at the Company's Texas facilities. The additional time required to train new personnel to implement the Balfour class ring operations resulted in ring manufacturing headcount levels higher than those previously maintained by the predecessor companies to provide service levels comparable to those previously provided at the predecessor's Massachusetts facilities. The Company incurred costs from inefficiencies and maintained the higher than expected headcount during the first three quarters of fiscal 1998. During January 1998, headcount levels were reduced to levels necessary to sustain future operations but still remained above a level that management had hoped to achieve following the consolidations of operations. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may result from such integration.

     ELIMINATION OF OCCUPANCY AND FIXED OVERHEAD COSTS - Two of the three Balfour facilities (the Attleboro, Massachusetts ring manufacturing plant and the North Attleboro, Massachusetts administrative facility) were closed during fiscal 1997 and the occupancy and overhead costs including duplicative facilities-related personnel associated with these two facilities were eliminated resulting in permanent cost savings of approximately $1.5 million (on an annual basis) which are expected to be realized in fiscal 1998.
During fiscal 1997, approximately $400,000 of cost savings were realized. The third Balfour facility, the North Attleboro insignia plant, was not closed. This facility contains not only the insignia plant, but also the Balfour ring tooling operation.

     MANUFACTURING INTEGRATION - The move of the Balfour ring manufacturing operations from Massachusetts to Texas was substantially completed in June 1997. Expanded manufacturing capacity in Austin was adequate to absorb the additional production of the Balfour rings. However, difficulties were encountered in the efficient manufacture of the Balfour rings. Certain of the cost savings achieved by the Company by the reduction of duplicative personnel were offset by additional labor and overhead incurred to manufacture Balfour rings. Manufacturing inefficiencies were primarily caused by:

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

     - Systems - The Balfour computer system is heavily dependent on manual processing and human interaction. Difficulties were experienced in the transfer of user knowledge and overall lack of system documentation resulting in labor costs in excess of those anticipated by management to enter, schedule, track and ship the Balfour rings. The Balfour computer systems are operating on a Hewlett Packard HP3000 platform. The consolidation plans of the Company assumed these systems would be converted to an IBM AS400 platform. The conversion of these systems is expected to be completed by July 1999.

     THREE MONTHS ENDED MAY 30, 1998 AS COMPARED TO THE THREE MONTHS ENDED MAY 31, 1997.

     NET SALES - Net sales increased $6.2 million, or 16.7%, to $43.1 million for the three months ended May 30, 1998, as compared to $36.9 million for the three months ended May 31, 1997. The increase in sales resulted primarily from an increase in the sale of high school and college class rings of approximately $4.8 million. The increase in sales also resulted from an increase in sales of personalized family jewelry products and an increase in the sales of fine paper products.

     GROSS PROFIT - Gross profit increased $4.5 million, or 24.6%, to $23.0 million for the three months ended May 30, 1998, as compared to $18.4 million for the three months ended May 31, 1997. As a percentage of net sales, gross profit was 53.3% for the three months ended May 30, 1998, compared to 49.9% for the three months ended May 31, 1997. Cost of sales for the three months ended May 31, 1997, for the Company, includes an incremental charge of $2.0 million relating to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of sales as the related inventory was sold. Gross profit for the three months ended May 31, 1997, excluding this $2.0 million charge, would have been 55.2% of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $3.0 million, or 18.8%, to $18.9 million for the three months ended May 30, 1998, as compared to $15.9 million for the three months ended May 31, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 43.8% for the three months ended May 30, 1998 from 43.0% for the three months ended May 31, 1997. The increase was primarily a result of expenses associated with having a full staff of general and administrative positions this year compared to last year when the Balfour general and administrative functions were in the process of being terminated and moved from Attleboro, Massachusetts to Austin, Texas during May 1997.
Also, additional expenses were incurred related to the Balfour HP Computer
System.

     OPERATING INCOME - As a result of the foregoing, operating income increased $1.5 million, to $4.1 million for the three months ended May 30, 1998, as compared to $2.5 million for the three months ended May 31, 1997. As a percentage of net sales, operating income increased to 9.4% for the three months ended May 30, 1998 from 6.8% for the three months ended May 31, 1997.

     INTEREST EXPENSE - Interest expense, net was $3.8 million for the three months ended May 30, 1998 consisting primarily of interest on the Bank Credit Facility of $24.3 million at rates ranging from 8.5% - 10.5% and interest on the $90.0 million of Notes, at a rate of 11%.

     PROVISION FOR INCOME TAXES - For the three months ended May 30, 1998, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.

     NET INCOME - As a result of the foregoing, net income increased $1.2 million, to $0.3 million for the three months ended May 30, 1998, as compared to a net loss of $0.9 million for the three months ended May 31, 1997.

     NINE MONTHS ENDED MAY 30, 1998 AS COMPARED TO THE COMBINED PRIOR YEAR NINE MONTH PERIOD

     NET SALES - Net sales increased $11.8 million, or 10.4%, to $125.6 million for the nine months ended May 30, 1998 as compared to $113.8 million for the Combined Prior Year Nine Month Period. The increase in sales resulted from an increase in the sale of high school and college rings of approximately $7.1 million, an increase in sales of recognition and affinity products as a result of an increase in sales of personalized family jewelry products and an increase in the sales of the fine paper products.

     GROSS PROFIT - Gross profit increased $10.5 million, or 18.1%, to $68.5 million for the nine months ended May 30, 1998, as compared to $58.0 million for the Combined Prior Year Nine Month Period. As a percentage of net sales, gross profit was 54.5% for the nine months ended May 30, 1998, compared to 51.0% for the Combined Prior Year Nine Month Period. Cost of sales for the period December 16, 1996 to May 31, 1997, for the Company includes an incremental charge of $4.5 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of sales as the related inventory was sold. Combined gross profit for the Combined Prior Year Nine Month Period, excluding this $4.5 million charge, would have been 54.9% of sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $2.8 million, or 5.5%, to $54.0 million for the nine months ended May 30, 1998, compared to the $51.2 million for the Combined Prior Year Nine Month Period. As a percentage of net sales, selling, general and administrative expenses decreased to 43.0% for the nine months ended May 30, 1998, compared to 44.9% for the Combined Prior Year Nine Month Period. The decrease was a result of decreased selling and marketing expenses as a percentage of sales primarily related to the decrease in recognition and affinity products marketing expenses offset by an increase in general and administrative expenses as a percentage of net sales as a result of the increased expense incurred in the consolidation of the Massachusetts operations with the Texas operations.

     OPERATING INCOME - As a result of the foregoing, operating income increased $7.7 million, to $14.5 million for the nine months ended May 30, 1998 compared to $6.8 million for the Combined Prior Year Nine Month Period. As a percentage of net sales, operating income increased to 11.5% for the nine months ended May 30, 1998 compared to 6.0% for the Combined Prior Year Nine Month Period.

     INTEREST EXPENSE - Interest expense, net was $11.1 million for the nine months ended May 30, 1998 primarily consisting of interest on the Bank Credit Facility of $24.5 million at rates ranging from 8.5% - 10.5% and interest on the $90.0 million of Notes, at a rate of 11%.

     PROVISION FOR INCOME TAXES - For the nine months ended May 30, 1998, no current or deferred provision or benefit exists due to the net operating losses and loss carry-forwards incurred by the Company.

     NET INCOME - As a result of the foregoing, net income increased $6.2 million to $3.4 million for the nine months ended May 30, 1998, as compared to the net loss of $2.8 million for the Combined Prior Year Nine Month Period.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of May 30, 1998, the Company had a $35.0 million Revolving Credit and Gold Facilities (as defined below) with a borrowing base limitation of $32.3 million and had $9.2 million available for future borrowings under its Bank Agreement, as defined below. The borrowing base limitation is recalculated monthly. Management believes that cash flows generated by existing operations and its available borrowings under its Bank Agreement will be sufficient to fund its ongoing operations. The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (defined below), payments required under the Management Agreement with Castle Harlan Inc. and working capital and capital expenditure requirements.

     The Company's cash used in operating activities for the nine months ended May 30, 1998, was primarily the net result of effects on seasonality on the Company's operations. There were increased accounts receivable, increased inventories, and increased other long-term assets which were greater than the decrease in prepaid expenses and other current assets and increase in bank overdraft, accounts payable and accrued expenses. The majority of the decrease in prepaid expenses and other current assets relates to the prepaid management fee, prepaid advertising and the receivables from Balfour independent representatives due to draws in excess of commissions earned being lower at this time of year.

     Also affecting cash were the incremental costs associated with the closing of the Attleboro facilities and the related moving and consolidation expenses in Austin. The Company established a $12.1 million reserve for these expenses. As of May 30, 1998, $10.9 million of these costs had been incurred. The remaining balance of $1.2 million primarily consists of reserves for remaining severance expenses payable to former Balfour employees. The Company's projected capital expenditures for fiscal year 1998 are $4.2 million, not including computer conversion capital expenditures not to exceed in the aggregate $5.5 million during the fiscal years 1998 and 1999 and the first fiscal quarter of fiscal year 2000. For the nine months ended May 30, 1998, the Company incurred $4.8 million in capital expenditures and computer conversion capital expenditures.

     The following summarizes certain provisions of the revolving credit, term loan and gold consignment agreement (the "Bank Agreement"), which was entered into as of December 16, 1996, and amended on March 16, 1998 and July 10,
1998, by and among the Company, as borrower, The First National Bank of Boston ("FNBB") and Rhode Island Hospital Trust National Bank ("RIHT", and together with FNBB, as agent, the "Agents") and the financial institutions party thereto.

     The Bank Agreement provides for a senior secured credit facility of up to $60,000,000, including (i) a $25,000,000 term loan facility (the "Term Loan Facility"), (ii) a $25,000,000 revolving credit facility (with a letter of credit sublimit of $5,000,000) (the "Revolving Credit Facility") and (iii) a $10,000,000 gold consignment and revolving credit facility (the "Gold Facility", and together with the Revolving Credit Facility, the "Revolving Credit and Gold Facilities").

     The Term Loan Facility matures on December 16, 2003. The Company may prepay the Term Loan Facility at any time, except that any repayment of any portion of the Term Loan Facility bearing interest at the Eurodollar Rate may only be repaid on the last day of the Interest Period relating thereto. The Company must repay the Term Loan Facility in 28 consecutive quarterly installments, from March 31, 1997 through December 16, 2003. In addition, subject to certain exceptions set forth in the Bank Credit Agreement, the Company must make mandatory prepayments of the Term Loan Facility from certain asset sales, equity issuances, and 50% of Consolidated Excess Cash Flow (as defined).

     Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the "Borrowing Base") based on the aggregate of certain percentages of Eligible Receivables (as defined) and Eligible Inventory (as defined) of the Company. The borrowing base limitation is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess.

     The Gold Facility consists of (a) a purchase and consignment facility pursuant to which RIHT, as gold agent, on behalf of the lenders under the Gold Facility, will purchase amounts of gold inventory for the Company and consign such amounts to the Company, (b) a consignment facility pursuant to which the gold agent, on behalf of the lenders under the Gold Facility, will obtain and consign amounts of gold to the Company and (c) a revolving loan facility.

     Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate of debt outstanding under the Bank Agreement as of May 30, 1998, and August 30, 1997 was 10.5 percent.

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

     The Bank Agreement contains certain customary affirmative and negative covenants, including, among other things, requirements that the Company and its subsidiaries (i) periodically deliver certain financial information (including monthly borrowing base, consigned metal and receivables aging reports), (ii) not merge or make certain asset sales, (iii) not permit certain liens to exist on its assets, (iv) not incur additional debt or liabilities except as may be permitted under the terms of the Bank Agreement, (v) not make capital expenditures in excess of limits set forth in the Bank Agreement, (vi) not declare or make certain dividend payments, (vii) not make certain investments or consummate certain acquisitions, (viii) not enter into any consignment transactions as consignee (except for deliveries of diamonds), (ix) not create a new subsidiary, (x) not establish any new bank account, and (xi) establish concentration accounts with FNBB and direct all of its depositary banks to transfer all amounts deposited (on a daily basis) to such concentration accounts (for application in accordance with the Bank Agreement). In addition, the Company must comply with certain financial covenants, including maintaining a specified minimum interest coverage ratio of Consolidated EBITDA to Consolidated Interest Expense, maximum Consolidated Senior Funded Debt to Consolidated EBITDA and minimum Consolidated EBITDA (as those terms are defined in the Bank Agreement) in amounts set forth in the Bank Agreement. The Company was in compliance with all of its covenants under the Bank Agreement as of May 30, 1998 and August 30, 1997.

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

     The Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (the "Indenture") pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments,
(c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions, and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants under the Indenture as of May 30, 1998 and August 30, 1997.

YEAR 2000 COMPLIANCE

     The Company has developed a plan to ensure its computer systems function properly to and through the year 2000. The Company believes that with upgrades or modifications to existing software and the conversion of the Hewlett Packard HP3000 platform to the IBM AS400 platform which is expected to be completed by July 1999, the impact of the Year 2000 Compliance will be minimized. The total costs of Year 2000 Compliance are not expected to be material to the Company's results of operations.

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

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits:

    10.2 Second Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement dated July 10, 1998

    27   Financial Data Schedule for the period ended May 30, 1998.

(b) The Company did not file any reports on Form 8-K during the three months ended May 30, 1998.

                             COMMEMORATIVE BRANDS, INC.


SIGNATURES

Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          COMMEMORATIVE BRANDS, INC.



DATE:                                 BY:
                                          ------------------------------
                                          Richard H. Fritsche
                                          Chief Financial Officer