Form 10-K
period 1998-08-29
COMMEMORATIVE BRANDS INC
filed 1998-11-27
CIK 1031595

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-K
                                    ---------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE FISCAL YEAR ENDED AUGUST 29, 1998

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ]No [X]. (Effective December 31, 1997, registrant is no longer subject to such filing requirements.)

    Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] (Not Applicable)

    The aggregate market value of the voting stock held by non-affiliates at August 29, 1998: $0.00

                           377,156 shares of common stock
               (Number of shares outstanding as of November 27, 1998)

                              COMMEMORATIVE BRANDS, INC.
                                       FORM 10-K
                       FOR THE FISCAL YEAR ENDED AUGUST 29, 1998
                                         INDEX

                                                                                                               PAGE
                                                                                                               ----
      PART I

      Item 1.   Business........................................................................................  1

      Item 2.   Properties......................................................................................  6

      Item 3.   Legal Proceedings...............................................................................  6

      Item 4.   Submission of Matters to a Vote of Security Holders.............................................  6

      PART II

      Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...........................  7

      Item 6.   Selected Financial Data.........................................................................  7

      Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..........  12

      Item 8.   Financial Statements and Supplementary Data....................................................  20

      Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........  20

      PART III

      Item 10.  Directors and Executive Officers of the Registrant.............................................  21

      Item 11.  Executive Compensation.........................................................................  23

      Item 12.  Security Ownership of Certain Beneficial Owners and Management.................................  25

      Item 13.  Certain Relationships And Related Transactions.................................................  26

      Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K................................  27

                Signatures.....................................................................................  29

                Financial Statements...........................................................................  31

                Exhibit Index..................................................................................  73


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

      The Company was formed as a Delaware corporation in March 1996, by Castle Harlan Partners II, L.P., a Delaware limited partnership and private equity investment fund, for the purpose of acquiring ArtCarved and Balfour, and until December 16, 1996, engaged in no business or activities other than in connection with the Acquisitions and the financing thereof.

PRODUCTS

      Most of the Company's sales (approximately 88% of net sales during fiscal
1998) were derived from the sale of scholastic products, consisting of high school and college class rings, graduation-related fine paper products and other graduation accessories. The balance of the Company's sales (approximately 12% of net sales during fiscal 1998) were derived from the sale of recognition and affinity products, consisting of jewelry and other products which are designed to enable purchasers to show affinity or support for their favorite teams, to show pride in their affiliations and to help companies and other organizations promote and recognize achievement.

      The Company's largest product offerings are its high school and college class rings. The Company offers over 200 styles of high school class rings ranging from traditional to highly stylish and fashion oriented. Most of the Company's high school class rings are available in gold or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone, and emblems of over 100 activities or sports can appear on the sides. As a result, students have the ability to customize their rings by designing highly personal and meaningful rings to commemorate their high school education. During fiscal 1998, the Company's high school class rings generally ranged in price to the student from approximately $50 for a nonprecious metal ring up to approximately $500 for a gold ring with precious stones.

      The Company's college class rings are similar to the Company's high school class rings in terms of the variety of customization and personalization options available. However, college rings tend to be larger than high school rings, and many more college rings are ordered in 14- and 18-karat gold or with precious or semiprecious stones. During fiscal 1998, the average selling price of the college class ring was higher than that of the Company's high school class ring, with prices generally ranging from approximately $100 for a nonprecious metal ring to as much as $2,000 for a gold ring with precious stones.

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

SALES AND MARKETING

      The Company has a national presence in all three primary sales channels for class rings and scholastic products: (i) the high school in-store sales channel of independent retail jewelers, retail jewelry chains and mass merchants; (ii) the high school in-school sales channel of independent sales representatives; and (iii) the college on-campus sales organization (primarily on-campus and local bookstores). No single customer of the Company represented more than 5% of net sales in fiscal 1998.

      The Company markets its class rings: (i) in-store to independent and chain jewelers under the names ARTCARVED-Registered Trademark- and R. JOHNS-Registered Trademark- and to mass merchants under the names KEYSTONE-Registered Trademark-, MASTER CLASS RINGS-Registered Trademark- and CLASS RINGS, LTD.-Registered Trademark-; (ii) in high schools under the BALFOUR-Registered Trademark- name; and (iii) on college campuses under the ARTCARVED-Registered Trademark-, BALFOUR-Registered Trademark- and KEEPSAKE-Registered Trademark- names. The Company markets its graduation-related fine paper and accessories under the BALFOUR-Registered Trademark- and ARTCARVED-Registered Trademark- names directly to students in-school and on college campuses through approximately 100 college bookstores. The Company markets its licensed consumer sports jewelry and its corporate recognition and reward jewelry under the BALFOUR-Registered Trademark- name, its sports championship jewelry under the BALFOUR-Registered Trademark- and KEEPSAKE-Registered Trademark- names and its personalized family jewelry under the CELEBRATIONS OF LIFE-Registered Trademark-, GENERATIONS OF LOVE-Registered Trademark- and NAME-SAKE-Registered
Trademark- names.

      The Company is one of the leading suppliers of high school class rings in the in-store channel based on net sales for fiscal 1998. A predecessor of the Company introduced the concept of in-store sales for high school class rings in 1963 as an alternative to traditional in-school sales. The Company sells its high school class rings in-store to independent jewelry retailers, large jewelry chains and to mass merchants. The Company was also the first class ring manufacturer to sell class rings to mass merchants such as Wal-Mart and Kmart, an area of strong sales growth within the class ring industry over the last ten years. The Company utilizes distinct product brands, product line characteristics and pricing for each of the in-store sales channels. Advertising is particularly important in the in-store market to inform students and parents that the retailer offers alternatives to the products sold at school. The Company utilizes a combination of national, regional, local and co-op print and local direct mail advertising for its products depending on the type of retailer involved.

      The Company also markets its products in high schools using the BALFOUR-Registered Trademark- brand name through its independent sales representatives, who offer both class rings and a variety of fine paper products and graduation accessories directly to high school students. The Company's in-school sales channel is supported through a sales organization that consists of approximately 135 regional independent representatives who work exclusively for the Company with respect to the types of products represented by the Company's product lines.

      The Company compensates its independent sales representatives on a commission basis, and most independent sales representatives receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by the Company, are the responsibility of the representative. The Company's independent sales representatives operate under contract with exclusive non-compete arrangements that prohibit such representatives from selling competing products during the term of their arrangement with the Company and for a period of time, generally two years, thereafter. Depending on geographical size and volume, independent sales representatives may employ one or more additional sales representatives in addition to part-time or full-time personnel.

      The Company's college class rings are sold under the ARTCARVED-Registered Trademark- brand name and under the BALFOUR-Registered Trademark- brand name primarily through on-campus bookstores and, to a lesser extent, through local bookstores, both of which typically also offer class rings distributed by one or more of the Company's competitors. The college bookstores display the Company's products, although approximately 85% of all orders are taken by the Company's sales representatives at special events periodically set up at the bookstore or campus student center. College class ring sales are principally supported by sales promotions with school newspaper advertising and direct mailings to students and parents. The Company uses promotions to stimulate sales in the critical back-to-school, pre-Christmas and pre-graduation periods. The Company differentiates itself from its competitors through its high quality rings, innovative styles, quick delivery times and promotional services that attract students to tables containing product information. Beginning during the fourth quarter of fiscal 1997, the Company began to offer BALFOUR-Registered Trademark- fine paper products through the more extensive ArtCarved college on-campus sales channels. At August 29, 1998, BALFOUR-Registered Trademark- fine paper products, primarily personalized college announcements and name cards, were being sold in approximately 100 college bookstores.

      Recognition and affinity products are sold either (i) to retail outlets or directly to the group or organization, or (ii) by a combination of field sales personnel and corporate sales personnel. The Company's BALFOUR-Registered Trademark- licensed consumer sports jewelry and CELEBRATIONS OF LIFE-Registered Trademark-, GENERATIONS OF LOVE-Registered Trademark- and NAME-SAKE-Registered Trademark- personalized family jewelry are primarily distributed to retail outlets and through merchandise catalogues. The Company markets its BALFOUR-Registered Trademark- sports championship jewelry directly to the championship team or organization or its members and its KEEPSAKE-Registered Trademark- bowling rings directly to individuals. Corporate recognition and reward programs are developed in conjunction with corporate clients, who order and purchase products directly from the Company.

      In fiscal l997, the Company introduced the BALFOUR-Registered Trademark- licensed consumer sports rings to Wal-Mart and, at August 29, 1998, this product line was being sold in more than 2,400 Wal-Mart stores. In addition, the Company began selling BALFOUR-Registered Trademark- fine paper products to college bookstores during fiscal 1997 and, at August 29, 1998, such products were being sold in approximately 100 college bookstores.

INDUSTRY

      Management believes there are three national competitors in the sale of class rings and fine paper products (the Company, Jostens, Inc. and Herff Jones, Inc.) and numerous regional producers. The class rings and fine paper markets are highly competitive and numerous alternative suppliers for the Company's products exist.

      Consumers differentiate scholastic products on the basis of price, quality, marketing and customer service. Customer service is particularly important in the sale of class rings because of the high degree of customization and the emphasis on timely delivery. Class rings with different quality and price points are marketed through different channels and, within the in-store sales channel, through different retailers.

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

Historically, on-campus bookstores have been owned and operated by the colleges and universities; however, during the last several years an increasing number of campus bookstores have been leased to companies engaged in retail bookstore operations, primarily Barnes & Noble Bookstores, Inc. and Follett Corporation. The Company also sells its college class rings in on-campus bookstores operated by Barnes & Noble Bookstores, Inc. and Follett Corporation.

      The market for the Company's recognition and affinity products is a broad collection of market niches. It includes championship jewelry for winners of professional sports championships as well as individual events. The market for retail affinity products is well developed in the apparel category but not with respect to non-apparel products (such as the Company's licensed consumer sports jewelry). Management believes that the demand for licensed consumer sports jewelry is influenced by trends in the popularity of professional and amateur sports. An important success factor in the licensed consumer jewelry business is obtaining the right to use and market a team name and mascot.

PRODUCTION AND TECHNOLOGY

      The Company produces high school and college class rings only upon the receipt of a customer order and deposit, and each ring is custom manufactured. The entire production process takes approximately two to eight weeks from receipt of the customer's order to product shipment, depending on tooling requirements. Consequently, only a limited amount of finished products inventory is necessary, reducing the Company's exposure to fluctuations in the price of the gold material content of its rings and the Company's investment in working capital.

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

      The Company's fine paper manufacturing and distribution activities are housed at a 100,000 square-foot facility in Louisville, Kentucky. Each fine paper product requires a high level of customization and is characterized by having short production runs. For a typical graduation product order, the Company's salespeople meet with the next class of graduating seniors to chose their graduation announcements and related designs in the spring of their junior year or early fall of their senior year. Designs are chosen and artwork is produced on the Company's computerized design systems.

RAW MATERIALS

      The principal raw materials that the Company purchases are gold and precious, semiprecious and synthetic stones. The cost (and, with respect to precious, semiprecious and synthetic stones, the availability) of these materials are affected by market conditions. Operating results during fiscal 1998 were not materially affected by market volatility. Any material increase in the price of these raw materials could adversely impact the Company's cost of sales.

      The Company requires significant amounts of gold for the manufacture of its jewelry. The Company finances the majority of its gold inventory requirements through borrowings by the Company under its Revolving Credit and Gold Facilities, described below. Management believes that it has sufficient availability under its Revolving Credit and Gold Facilities to finance all of its gold inventory requirements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" below. The Company reduces its exposure to fluctuations in the price of gold in several ways. In the Company's in-school sales channel for the sale of high school class rings, the Company resets its ring prices from time to time on new ring sales to reflect the then current price of gold. However, the Company does not have the same flexibility to reset its ring prices in the in-store and on-campus sales channels for high school and college rings, respectively, where rings are sold on the basis of seasonal prices. In either of these two cases, the Company must bear the risk of a change in the price of gold either from the time the order is placed or from the time the price is set until the product is shipped. As a result, since there may be a change in the price of gold during such periods, the Company may from time to time engage in certain hedging transactions to reduce the effects of fluctuations in the price of gold during these periods. As of August 29, 1998, the Company had no hedges in place.

      The Company also uses precious metals and precious, semiprecious and synthetic stones in its products. The Company purchases substantially all synthetic and semiprecious stones from a single supplier, located in Germany, which supplies semiprecious and synthetic stones to almost all of the class ring manufacturers in the United States. The Company believes that the loss of this source of synthetic and semiprecious stones would adversely affect its business during the time period in which alternate sources adapted production capabilities to meet increased demand.

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

INTELLECTUAL PROPERTY

      The Company markets its products under many trademarked brand names, some of which rank among the most recognized and respected names in the jewelry industry, including ARTCARVED-Registered Trademark-, BALFOUR-Registered Trademark-, CELEBRATIONS OF LIFE-Registered Trademark-, CLASS RINGS, LTD.-Registered Trademark-, GENERATIONS OF LOVE-Registered Trademark-, KEEPSAKE-Registered Trademark-, KEYSTONE-Registered Trademark-, MASTER CLASS RINGS-Registered Trademark-, NAME-SAKE-Registered Trademark-and R. JOHNS-Registered Trademark-. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. The Company also holds several patented ring designs. The Company's patents expire at varying dates, but management does not believe that the loss of any one of which would have a material adverse effect on the Company's financial position or results of operations.

      The Company has non-exclusive licensing arrangements with numerous colleges and universities under which the Company has the right to use the name and other trademarks and logos of these schools on the Company's products. In addition, the Company has licensing agreements with certain major professional sports organizations. Management does not believe that there are any franchises or licenses the loss of which, individually, would have a material adverse effect on the Company's financial position or results of operations.

      In 1988, CJC had granted to Lenox, Inc. a ten-year license to use the KEEPSAKE-Registered Trademark- name for the sale of non-jewelry goods on a royalty-free, worldwide and exclusive basis for non-jewelry products. This license expired by its terms on April 28, 1998. ArtCarved has nonexclusive licensing arrangements with two manufacturers in Canada for the ARTCARVED-Registered Trademark- trademark and exclusive licensing arrangements for the ARTCARVED-Registered Trademark- trademark to a retailer in Central America.

      During October 1997, the Company entered into a Trademark License Agreement with Aurafin, Inc. ("Aurafin") pursuant to which the Company granted to Aurafin the right to use the ARTCARVED-Registered Trademark-trademark in connection with wedding rings, engagement rings and anniversary bands for an initial term of ten years, which is automatically renewable for additional successive five-year periods, unless terminated prior thereto. Under the terms of the agreement, Aurafin will pay the Company royalties based on decreasing marginal percentages of annual net sales of various licensed products.

      During December 1997, the Company entered into a Trademark License Agreement with Frederick Goldman, Inc. ("Goldman") pursuant to which the Company granted Goldman the right to use the KEEPSAKE-Registered Trademark-trademark in connection with rings, bracelets, pendants, necklaces, earrings, earring jackets, brooches, pins, neck chains, watches, and related services, excluding licensor products. The agreement, which has an initial term of ten
(10) years which automatically renews for successive five-year periods, assuming it is not otherwise terminated pursuant to its terms, provides for royalty payments based on percentages of sales of various licensed products, subject to an annual minimum royalty.

EMPLOYEES

      At August 29, 1998, the Company employed 1,809 individuals, of whom approximately 1,345 were involved in manufacturing, operations and production support, 323 were involved in customer service, marketing and sales and 141 were employed in various administrative and data processing functions. Many employees engaged in manufacturing operations are highly skilled technicians and craftspersons.

      Other than 801 hourly production and maintenance employees (at August 29, 1998) at the Austin, Texas manufacturing facility, no employees of the Company are represented by a labor union. The production and maintenance workers are represented by the United Brotherhood of Carpenters and Joiners Union (the "Union"). After the Company and its predecessor had operated without an agreement for nearly three years, the Company and the Union signed a collective bargaining agreement on April 24, 1997, which provided for wage rate increases of $0.30 an hour on April 21, 1997,and $0.25 an hour on June 1, 1998 and provides for an additional wage rate increase of $0.20 an hour on June 1, 1999. Neither the Company nor its predecessors have experienced any work stoppages or significant employee-related problems at its Austin, Texas manufacturing facility in the recent past. Management considers the relationship between the Company and all of its employees to be satisfactory.

      The Company employs two separate sales forces to support its in-store retail products and its on-campus products, with approximately 50 salespeople concentrating on in-store and approximately 35 full-time territory managers (supplemented by approximately 80 to 90 part-time representatives during peak buying seasons) concentrating on college campuses.

ITEM 2.  PROPERTIES

      The Company's headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas 78745. The Company's other principal properties as of August 29, 1998, are as set forth below. Management believes the Company's properties are in good condition.


Primary Use                         Location                  Approximate Size                Owned/Leased
-----------                         --------                  ----------------                ------------
Administrative Offices              Austin, Texas             20,000 Square Feet                 Owned
Jewelry Manufacturing               Austin, Texas             99,830 Square Feet                 Owned
Jewelry Manufacturing               Juarez, Mexico            20,000 Square Feet                 Leased
Jewelry Manufacturing               North Attleboro, MA       35,000 Square Feet                 Leased
Fine Paper Manufacturing            Louisville, KY            100,000 Square Feet                Leased
Warehouse Facility                  Austin, Texas             50,060 Square Feet                 Leased

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On July 7, 1998 the stockholders of the Company voted on and approved the Commemorative Brands, Inc. Incentive Stock Purchase Plan (the "Plan"). See "Executive Compensation - Incentive Stock Purchase Plan" below.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      There is no established public trading market for the Company's common stock, par value $0.01 per share ("Common Stock"). At November 27, 1998, there were four (4) holders of record of the Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

      This item is presented in three tables for the historical reporting requirements. The Company began operations on December 16, 1996, by acquiring and merging two predecessor companies with different fiscal year ends. Selected historical data for the Company, ArtCarved, and Balfour are presented in tables
(A), (B) and (C), respectively.

TABLE (A)

      The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996 and prior to such date engaged in no business activities other than those in connection with the Acquisitions and financing thereof. The following table presents summary historical financial and other data for the Company and should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. The following information with respect to the Company as of and for the fiscal years ended August 29, 1998 and August 30, 1997 has been derived from the audited financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated November 27, 1998 included herein. See "Financial Statements". The results of operations for the Company for the fiscal year ended August 29, 1998 are not comparable to the results of operations for the fiscal year ended August 30, 1997 because the information presented for the fiscal year ended August 29, 1998 includes business operations for a full twelve month period in contrast to the fiscal year ended August 30, 1997 in which the Company had not been engaged in significant business operations prior to the completion of the Acquisitions on December 16, 1996. Due to the highly seasonal nature of the class ring business, a significant amount of revenue and income were earned by the Company's predecessors in the three and one-half month period ended December 16, 1996, due to the back to school and pre-holiday season. See "Seasonality" below.

TABLE (A)
------------------------------------------------------------------------------

                                       Fiscal Year Ended
                             ---------------------------------------
                                 August 30,           August 29,
                                   1997(1)               1998
                             ----------------------------------------
                             (Dollars in thousands, except share data)
STATEMENT OF INCOME DATA:
Net sales                        $   87,600             $  151,101
Cost of sales                    $   45,189             $   72,615
                                -----------            ------------
Gross profit                     $   42,411             $   78,486
Selling, general and
  administrative expenses        $   41,481             $   68,294
                                -----------            ------------
                                                        $   10,192
Operating income                 $      930
Income (loss) from continuing
  operations                     $   (8,867)             $  (4,637)
Net loss to common stockholders  $   (9,717)             $  (5,837)
Basic and diluted earnings
   (loss) per share              $   (25.91)             $  (15.55)

OTHER DATA:
EBITDA (2)                       $    5,025              $  17,093
Depreciation and amortization    $    4,095              $   6,901
Capital expenditures             $    3,493              $   6,610
Cash flows provided by
  (used in):
     Operating activities        $     (677)             $  (3,749)
     Investing activities        $ (173,693)             $  (6,552)
     Financing activities        $  175,450              $   9,102

BALANCE SHEET DATA (AT END OF
  PERIOD):

Total assets                     $  200,869              $ 203,805
Total long-term debt             $  125,450              $ 134,322
Total stockholders' equity       $   40,453              $  34,846

------------------------------------------------------------------------------

(1) The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996, and prior to such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income were earned by the Company's predecessors in the three and one-half month period ended December 16, 1996, due to the back to school and pre-holiday season.

(2) EBITDA represents operating income (loss) before depreciation and amortization. EBITDA is not intended to, and does not, represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of the Company's cash needs. EBITDA should not be considered in isolation or as a substitute for or more meaningful than net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company has presented EBITDA data because the Company understands that such information is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly titled measures reported by other companies.

Table (B) Summary Historical Financial and Other Data - ArtCarved

      The following table presents summary historical financial and other data for ArtCarved and should be read in conjunction with the financial statements of ArtCarved and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Item 7 herein. The following information with respect to ArtCarved for the fiscal year ended August 31, 1996 and for the period from September 1, 1996 to December 16, 1996 has been derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated October 24, 1997, included in the Financial Statements included herein. See "Financial Statements". The following information with respect to ArtCarved as of August 31, 1996 and December 16, 1996 and for the fiscal year ended August 26, 1995 has been derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP as stated in their report dated October 24, 1997, which is not included herein. The following information with respect to ArtCarved as of August 27, 1994 and August 26, 1995 and for the fiscal year ended August 27, 1994 has been derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP as stated in their report dated November 13, 1996, which is not included herein. The results for the period September 1, 1996, to December 16, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The information presented below does not include adjustments related to the ArtCarved acquisition.


Table (B)
------------------------------------------------------------------------------------------------------
                                                                      Fiscal Year Ended (1)
                                                ------------------------------------------------------
                                                                                          The Period
                                                                                        from September
                                                                                          1, 1996 -
                                                August 27,     August 26,   August 31,   December 16,
                                                  1994           1995         1996          1996
                                                ------------------------------------------------------
                                                               (Dollars in thousands)
STATEMENT OF INCOME DATA:
Net sales                                       $ 69,820       $ 71,994      $ 70,671      $27,897
Cost of sales                                   $ 30,572       $ 32,879      $ 32,655      $11,988
                                                --------       --------      --------      -------
Gross profit                                    $ 39,248       $ 39,115      $ 38,016      $15,909
Selling, general and administrative expenses    $ 26,618       $ 28,224      $ 27,940      $ 9,862
Restructuring charges (2)                       $      -       $  3,244      $      -      $     -
                                                --------       --------      --------      -------
Operating income(3)                             $ 12,630       $  7,647      $ 10,076      $ 6,047

OTHER DATA:
EBITDA (4)                                      $ 17,324       $ 16,505      $ 15,091      $ 8,039
Depreciation and amortization                   $  4,694       $  5,614      $  5,015      $ 1,992
Capital expenditures (5)                        $  1,186       $  1,120      $    844      $   195
Cash flows provided by (used in):
     Operating activities                       $ 11,132       $ (3,164)     $  1,663      $ 1,498
     Investing activities                       $ (1,186)      $ (1,120)     $   (844)     $  (195)
     Financing activities                       $ (9,946)      $  4,284      $   (819)     $ 4,261

BALANCE SHEET DATA (AT END OF PERIOD):

Total assets                                    $ 78,900       $ 75,955      $ 74,542      $86,065
Total long-term debt (6)                        $ 98,728       $ 99,900      $ 91,221      $80,144
Advances in equity (deficit) (6)                $(51,504)      $(53,186)     $(28,524)     $(6,464)
-----------------------------------------------------------------------------------------------------

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

(4) EBITDA represents operating income (loss) before depreciation, amortization and restructuring charges. EBITDA is not intended to, and does not, represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of ArtCarved's cash needs. EBITDA should not be considered in isolation or as a substitute for or more meaningful than net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company has presented EBITDA data because the Company understands that such information is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly titled measures reported by other companies.

(5) Historical capital expenditure levels are not necessarily indicative of the future capital expenditure level for ArtCarved's ongoing operations when merged with Balfour.

(6) The changes in total long-term debt and advances in equity (deficit) from August 31, 1996, to December 16, 1996, are due to the sale of CJC's non-ArtCarved operations.

Table (C) Summary Historical Financial and Other Data - Balfour

      The following table presents summary historical financial and other data for Balfour and should be read in conjunction with the financial statements of Balfour and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. The following information with respect to Balfour for the year ended February 25, 1996 and for the period ended December 16, 1996 has been derived from the audited financial statements of Balfour, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated November 19, 1997, included herein. See "Financial Statements". The following information with respect to Balfour as of February 25, 1996 and for the year ended February 26, 1995 has been derived from the audited financial statements of Balfour, which have been audited by Arthur Andersen LLP as stated in their report dated November 19, 1997, which is not included herein. The following information with respect to Balfour as of February 27, 1994 and February 26, 1995 and for the year ended February 27, 1994 has been derived from the audited financial statements of Balfour and is not included herein. The results for the period from February 26, 1996 to December 16, 1996 are not necessarily indicative of the results that could be expected for the full fiscal year. The information presented below does not include adjustments related to the Balfour acquisition.


Table (C)
---------------------------------------------------------------------------------------------------------
                                                               Fiscal Year Ended (1)
                                         ----------------------------------------------------------------
                                                                                      The Period from
                                                                                    February 26, 1996 to
                                         February 27,  February 26,   February 25,      December 16,
                                             1994         1995           1996              1996
                                         ----------------------------------------------------------------
                                                              (Dollars in thousands)
STATEMENT OF INCOME DATA:
Net sales                                $85,304        $77,491         $71,300         $60,233
Cost of sales                            $35,860        $35,406         $35,598         $29,350
                                         -------        -------         -------         -------
Gross profit                             $49,444        $42,085         $35,702         $30,883
Selling, general and administrative
expenses                                 $43,350        $51,743         $33,496         $31,020
                                         -------        -------         -------         -------
Operating income (loss)                  $ 6,094        $(9,658)        $ 2,206         $  (137)

OTHER DATA:
EBITDA (2)                               $ 7,993        $(7,680)        $ 4,232         $ 1,396
Depreciation and amortization            $ 1,899        $ 1,978         $ 2,026         $ 1,533
Capital expenditures (3)                 $ 1,820        $ 1,274         $   530         $   345
Adjusted net sales (4)                   $61,784        $64,891         $70,111         $59,384
Cash flows provided by (used in):
     Operating activities                $(2,413)       $(7,077)        $ 1,604         $(7,264)
     Investing activities                $(1,807)       $(1,209)        $   421         $   226
     Financing activities                $ 4,245        $ 8,286         $(1,970)        $ 6,977

BALANCE SHEET DATA (AT END OF PERIOD):

Total assets                             $47,989        $45,236         $42,563         $45,127
Total long-term debt                     $ 6,136        $15,136         $13,166         $20,201
Total stockholders' equity               $24,966        $14,024         $13,888         $11,735
-----------------------------------------------------------------------------------------------

(1) During the periods presented, Balfour was operated as a wholly owned subsidiary of Town & Country and Town & Country administered certain programs (such as health insurance, workmen's compensation and gold consignment) and charged all directly identifiable costs to Balfour. Indirect costs were not allocated to Balfour; however, management believes these amounts are not significant for the periods presented.

(2) EBITDA represents operating income (loss) before depreciation, amortization and restructuring charges. EBITDA is not intended to, and does not, represent cash flows as defined by generally accepted accounting principles and does not necessarily indicate that cash flows are sufficient to fund all of Balfour's cash needs. EBITDA should not be considered in isolation or as a substitute for or more meaningful than net income (loss), cash flows from operating activities or other measures of liquidity determined in accordance with generally accepted accounting principles. The Company has presented EBITDA data because the Company understands that such information is commonly used by investors to analyze and compare companies on the basis of operating performance and to determine a company's ability to service debt. The EBITDA measure presented herein is not necessarily comparable to similarly titled measures reported by other companies.

(3) Historical capital expenditure levels are not necessarily indicative of the future capital expenditure level for Balfour's ongoing operations when merged with ArtCarved.

(4) Adjusted net sales represents, for all periods presented, net sales excluding results from: (i) the direct distribution of licensed consumer sports jewelry, which was discontinued in February 1995; (ii) the fraternity jewelry product line, which was sold in March 1994; and
         (iii) the service award recognition product line, which was sold in April 1993. Although Balfour sold substantially all of the service award recognition product line, Balfour continues to have sales of service award recognition products, which management believes will not be a significant percentage of net sales in future periods.

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

GENERAL

      On December 16, 1996, CBI completed the Acquisitions. CBI was initially formed by Castle Harlan Partners II, L.P., ("CHPII") a Delaware limited partnership and private equity investment fund. In March 1996 for the purpose of acquiring ArtCarved and Balfour. Until December 16, 1996, CBI engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

      The Company uses a 52/53 week fiscal year ending on the last Saturday of August.

RESULTS OF OPERATIONS

      The financial statements of the Company for the fiscal year ended August 29, 1998 reflect operations of the Company for the period from August 31, 1997 to August 29, 1998. The financial statements of the Company for the fiscal year ended August 30, 1997 reflect operations for the period from December 16, 1996 (the date of consummation of the Acquisitions) to August 30, 1997. The financial statements are presented for the predecessors, ArtCarved for the period from September 1, 1996 through December 16, 1996 and Balfour for the period from February 26, 1996 through December 16, 1996. See "Financial Statements". The results of operations for the Company for the fiscal year ended August 29, 1998 are not comparable to the results of operations for the fiscal year ended August 30, 1997 because the information presented for the fiscal year ended August 29, 1998 includes business operations for a full twelve month period in contrast to the fiscal year ended August 30, 1997 which includes no significant business operations prior to December 16, 1996. Due to the highly seasonal nature of the class ring business, a significant amount of revenue and income were earned by the Company's predecessors in the three and one-half month period ended December 16, 1996, due to the back to school and pre-holiday season. The results of operations of the Company for the fiscal year ended August 30, 1997, are not comparable to the results of operations for the comparable prior periods for each of the predecessor companies, because (i) CBI was not engaged in business operations prior to December 16, 1996, and (ii) the information presented for the predecessor companies includes the operations of such entities for a twelve-month period in contrast to the approximately eight and one-half month period of operations in the Company's fiscal year ended August 30, 1997.

      The results of operations of the Company for the fiscal years ended August 29, 1998 and August 30, 1997, were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. Although, the consolidation of the Attleboro and North Attleboro, Massachusetts operations in the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998, there can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any costs savings that may result from such integration.

      ELIMINATION OF OCCUPANCY AND FIXED OVERHEAD COSTS - Two of the three Balfour facilities were closed during fiscal 1997 and the occupancy and overhead costs including duplicative facilities-related personnel associated with these two facilities (the Attleboro, Massachusetts ring manufacturing plant and the North Attleboro, Massachusetts administrative facility) were eliminated. The closure of these facilities resulted in permanent cost savings of approximately $1.5 million on an annual basis of which the full $1.5 million of costs savings were realized during fiscal 1998 and approximately $400,000 of cost savings were realized during fiscal 1997. The third Balfour facility which contains the insignia plant and the Balfour ring tooling operation, was not closed.

      MANUFACTURING INTEGRATION - The move of the Balfour ring manufacturing operation was substantially completed in June, 1997. Expanded manufacturing capacity in Austin was adequate to absorb the additional production of the Balfour rings. However, difficulties were encountered in the efficient manufacture of the Balfour rings. Certain of the costs savings achieved by the Company by the reduction of duplicative personnel were offset by additional labor and overhead incurred to manufacture Balfour rings. Manufacturing inefficiencies were primarily caused by:

       - People - The specific Balfour product knowledge that was "lost" due to Massachusetts employees electing not to relocate to Texas resulted in higher than normal training expenses and additional costs to temporarily place former Balfour employees (manager and supervisors) in the Texas plant.

       - Tooling - Because Balfour ring tooling is older and more complicated to use than the ArtCarved ring tooling, the Company experienced higher than normal training costs and lower levels of efficiencies than the mold operations at the Balfour Attleboro ring plant.

       - Systems - The Balfour computer system is heavily dependent on manual processing and human interaction. Difficulties were experienced in the transfer of user knowledge and system documentation. Therefore, labor costs in excess of those anticipated by management were incurred to enter, schedule, track and ship the Balfour rings.

      During January 1998, the Company began a major computer project which, among other things, will convert the more inefficient Balfour computer systems to the more efficient ArtCarved systems, unifying the Company's computer system thereby reducing computer operation and maintenance costs, streamlining and making the Company's order entry system and process more accurate, and eliminating any "Year 2000" problems that may be inherent in the Company's existing computer systems. Management believes that this computer conversion project will be completed by July 1999, although there can be no assurance that it will be completed by that date.

THE COMPANY

      TWELVE MONTHS ENDED AUGUST 29, 1998 ("FISCAL 1998") AS COMPARED TO THE TWELVE MONTHS ENDED AUGUST 30, 1997 ("FISCAL 1997")

      The results of operations for the Company for fiscal 1998, are not comparable to the results of operations for fisca1 1997 because the information presented for fiscal 1998 includes business operations for a full twelve-month period in contrast to fiscal 1997 which includes no significant business operations prior to December 16, 1996.

      NET SALES - Net sales increased $63.5 million, or 72.5%, to $151.1 million for fiscal 1998, as compared to $87.6 million in fiscal 1997. This increase in net sales is primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations. Due to the highly seasonal nature of the class ring business, approximately 35% of the Company's fiscal 1997 sales were recognized by the Company's predecessors in the three and one-half month period ended December 16, 1997. This period included the back-to-school period and the pre-holiday season. Approximately 18% of the company's increase in net sales was a result of increases in sales volume of high school and college rings and an increase in the sales volume of the personalized family jewelry product segment of recognition and affinity products.

      GROSS PROFIT - Gross profit increased $36.1 million, or 85.1%, to $78.5 million for fiscal 1998, as compared to $42.4 million for fiscal 1997 which was primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations. As a percentage of net sales, gross profit was 51.9% for fiscal 1998, compared to 48.4% for fiscal 1997. Cost of sales for fiscal 1997 includes an incremental charge of $4.7 million related to an increase in inventory valuation at the time of the Acquisitions in accordance with purchase price accounting which was expensed to cost of sales as the related inventory was sold. Gross profit for fiscal 1997, excluding this $4.7 million charge, would have been 53.8% of sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $26.8 million, or 64.6%, to $68.3 million for fiscal 1998, compared to $41.5 million for fiscal 1997. The increase was primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations. As a percentage of net sales, selling, general and administrative expenses decreased to 45.2% for fiscal 1998, compared to 47.4% for fiscal 1997. The decrease was a result of decreased marketing expenditures offset by an increase in general and administrative expenses as a percentage of net sales as a result of the increased expense incurred in the consolidation of the Massachusetts operations with the Texas operations.

      OPERATING INCOME - As a result of the foregoing, operating income increased $9.3 million to $10.2 million for fiscal 1998 compared to $0.9 million for fiscal 1997 which was primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and on-half months of business operations. As a percentage of net sales, operating income increased to 6.7% for fiscal 1998 compared to 1.1% for fiscal 1997.

      INTEREST EXPENSE, NET - Interest expense, net, was $14.8 million for fiscal 1998 and $9.8 million for fiscal 1997 primarily consisting of interest on the Bank Credit Facility which had an average outstanding balance of $46.6 million and $32.7 million for fiscal 1998 and 1997, respectively, at rates ranging from 8.5% to 10.5% and interest on the $90.0 million of notes, at a rate of 11%.

      PROVISION FOR INCOME TAXES - For fiscal 1998 and fiscal 1997, no provisions or benefits were recorded as management believes the net operating losses and carry-forwards incurred by the Company in prior periods will be sufficient to cover any tax liability.

      NET INCOME (LOSS) - As a result of the foregoing, net loss decreased $4.2 million to a net loss of $4.6 million for fiscal 1998 compared to a net loss of $8.9 million for fiscal 1997 which was primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations.

      PREFERRED DIVIDENDS - Preferred dividends were $1.2 million for fiscal 1998 and $0.9 million for fiscal 1997. No dividends were paid in fiscal 1998 or fiscal 1997.

      NET LOSS TO COMMON STOCKHOLDERS - As a result of the foregoing, net loss to common stockholders decreased an aggregate of $3.9 million to a net loss to common stockholders of $5.8 million for fiscal 1998 compared to a net loss to common stockholders of $9.7 million for fiscal 1997 which was primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations.

ARTCARVED

      THE PERIOD FROM SEPTEMBER 1, 1996 THROUGH DECEMBER 16, 1996 ("THE ARTCARVED PERIOD THROUGH DECEMBER 16, 1996")

      The results of operations for the ArtCarved period through December 16, 1996, are not comparable to the results of operations for the fiscal year ended August 31, 1996, and are not necessarily indicative of the results that could be expected for a full fiscal year. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income were earned in the three and one-half month period ended December 16, 1996, due to the back-to-school and pre-holiday season.

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

      OPERATING INCOME - As a result of the foregoing, operating income was $6.0 million or 21.7% of net sales for the ArtCarved period through December 16, 1996.

      INTEREST EXPENSE, NET - Interest expense, net, for the ArtCarved period through December 16, 1996, was $2.9 million. Average interest rates on debt during the ArtCarved period through December 16, 1996, were approximately 11.9% for ArtCarved long-term debt and 9.75% for the ArtCarved gold loan.

      INCOME TAX PROVISION - There was no income tax provision for the ArtCarved period through December 16, 1996, due to available federal net operating tax losses and other credit carry forwards of CJC that eliminated the need for a tax provision.

      NET INCOME (LOSS) - As a result of the foregoing, net income for the ArtCarved period through December 16, 1996, was $3.2 million, or 11.4% of net sales.

      TWELVE MONTHS ENDED AUGUST 31, 1996 ("FISCAL 1996")

      NET SALES.  Net sales for fiscal 1996 were $70.7 million.

      GROSS PROFIT. Gross profit for fiscal 1996 was $38.0 million, or 53.8% of net sales.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses for fiscal 1996 were $27.9 million, or 39.5% of net sales.

      OPERATING INCOME. As a result of the foregoing, for fiscal 1996 operating income was $10.1 million, or 14.3% of net sales.

      INTEREST EXPENSE, NET. Interest expense, net, for fiscal 1996 was $11.9 million.

      INCOME TAX PROVISION. There was no income tax provision in fiscal 1996, due to available federal net operating tax losses and other credit carry forwards of CJC that eliminated the need for a federal tax provision.

      NET INCOME (LOSS). As a result of the foregoing, net loss for fiscal 1996 was $1.8 million.

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

      OPERATING INCOME (LOSS) - As a result of the foregoing, operating loss for the Balfour period through December 16, 1996, was $0.1 million, or 0.2% of net sales.

      INTEREST EXPENSE, NET - Interest expense, net, for the Balfour period through December 16, 1996 was $2.0 million, substantially on account of intercompany debt at a rate of 11.5%.

      INCOME TAX EXPENSE - There was no income tax provision due to available federal net operating tax losses and other credit carry forwards at Town & Country that eliminated the need for a federal tax provision. The $63,000 provision for income taxes represents the state income taxes for the Balfour period through December 16, 1996.

      NET INCOME (LOSS) - As a result of the foregoing, net loss for the Balfour period through December 16, 1996, was $2.2 million, or 3.6% of net sales.

      TWELVE MONTHS ENDED FEBRUARY 25, 1996 (THE "1996 PERIOD")

      NET SALES. Net sales for the 1996 period were $71.3 million.

      GROSS PROFIT. Gross profit for the 1996 period was $35.7 million, or 50.1% of net sales.

      SELLING GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses for the 1996 period were $33.5 million or 47.0% of net sales.

      OPERATING INCOME (LOSS). As a result of the foregoing, operating income for the 1996 period was $2.2 million or 3.1% of net sales.

      INTEREST EXPENSE, NET. Interest expense, net for the 1996 period was $2.6 million which related primarily to intercompany debt. Town & Country charged Balfour an interest rate of 11.5% in the 1996 period.

      INCOME TAX EXPENSE. There was no federal income tax provision in the 1996 period due to available federal net operating tax losses and other tax credit carry forwards of Town & Country that eliminated the need for a federal tax provision. The income tax expense represents a provision for state income taxes in the 1996 period.

      NET INCOME (LOSS). As a result of the foregoing, net loss for the 1996 period was $0.1 million.

SEASONALITY

      The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. ArtCarved and Balfour historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 29, 1998, the Company had $35.0 million available under the Revolving Credit and Gold Facilities (as defined below) and an $8.0 million short term line of credit expiring March 31, 1999 (the "Short Term Revolving Credit"). The Company had $19,589,000 outstanding under the Revolving Credit Facility, $3,786,000 outstanding under the Gold Facility and $733,000 outstanding under the Short Term Revolving Credit as of August 29, 1998. At August 29, 1998 the Company had no availability under its Revolving Credit, $6,214,000 available under its Gold Facility and $7,267,000 available under its Short Term Revolving Credit. Management believes that cash flows generated by existing operations and its available borrowings under its Bank Credit Facility and Short Term Revolving Credit will be sufficient to fund its ongoing operations. The Company's liquidity needs arise primarily from debt service on the Bank Credit Facility, the Short Term Revolving Credit and the Notes (as defined below), working capital and capital expenditure requirements and payments required under a Management Agreement with Castle Harlan, Inc. ("CHP Management Fee") (see "Certain Relationships and Related Transactions").

      The Company's cash flows from operating activities for the fiscal year ended August 29, 1998, were primarily the net result of decreased receivables, increased inventories, increased prepaid expenses and other current assets, increased other assets and decreased overdraft, accounts payable and accrued expenses. The decreased receivables were primarily the result of the acceleration of the cash collections from the Balfour sales representatives, the increased inventories were primarily the result of increased units in the factory in fiscal 1998, the increase in prepaid expenses and other assets resulted primarily from an increase in prepaid marketing expenses and draws paid in advance to the Balfour representatives. The Company's cash flows from operating activities for the fiscal year ended August 30, 1997, were primarily the net result of decreased accounts receivable, decreased inventories, increased prepaid expenses and other current and noncurrent assets and decreased overdraft, accounts payable and accrued expenses. The decrease in accounts receivable, inventories, accounts payable and accrued expenses were primarily due to the fact that the period included in fiscal 1997 began on December 17, 1996, the day following the date of the consummation of the Acquisitions, when inventory and receivables were at a high point of the year. The majority of the higher than average prepaid expenses and other current assets is primarily due to advances to sales representatives and prepaid advertising being higher at this time of year before the busy season begins. The majority of the increase in other assets relates to transaction fees and expenses arising from the Acquisitions.

      Also affecting cash usage in fiscal 1997 and fiscal 1998 are the one-time costs associated with the closing of the Attleboro facilities, moving expenses and set-up expenses in Austin. As of August 29, 1998 and August 30, 1997, $11.3 million and $9.3 million, respectively, of the costs had been incurred with the remaining balance of $0.8 million in reserves for remaining expenses associated with the metal stamping and tooling operations currently operating in Attleboro. The Company's projected capital expenditures for the fiscal year 1999 are $9.5 million for manufacturing equipment, tools and dies, software development, and the Balfour computer project.

      The following summarizes certain provisions of the bank credit agreement governing the Revolving Credit, Term Loan and Gold Consignment Agreement as amended, (the "Bank Credit Facility"), dated as of December 16, 1996, by and among the Company, as borrower, BankBoston (formerly known as The First National Bank of Boston and successor by merger to Rhode Island Hospital Trust National Bank), Rhode Island Hospital Trust National Bank ("RIHT", and together with BankBoston, as agent, the "Agents") and the financial institutions party thereto, and the Company's Short Term Revolving Credit.

      The Bank Credit Facility consists of a senior secured credit facility of up to $60,000,000, including (i) a $25,000,000 term loan facility (the "Term Loan Facility"), (ii) a $25,000,000 revolving credit facility (with a letter of credit sublimit of $5,000,000) (the "Revolving Credit Facility") and (iii) a $10,000,000 gold consignment and revolving credit facility (the "Gold Facility" and, together with the Revolving Credit Facility, the "Revolving Credit and Gold Facilities").

      The Term Loan Facility of $24,000,000 matures on December 16, 2003. The Company may prepay the Term Loan Facility at any time, and must repay the Term Loan Facility in 28 consecutive quarterly installments, which commenced March 31, 1997. The final installment of principal of the Term Loan Facility is due and payable on December 16, 2003. In addition, subject to certain exceptions set forth in the Bank Credit Agreement, the Company must make mandatory prepayments of the Term Loan Facility from certain asset sales, equity issuances, and 50% of Consolidated Excess Cash Flow (as defined).

      Availability under the Revolving Credit and the Gold Facilities is subject to a borrowing base limitation (the "Borrowing Base") based on the aggregate of certain percentages of Eligible Receivables (as defined) and Eligible Inventory (as defined) of the Company. The Borrowing Base is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and the Gold
Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit Facility to the extent of such excess.

At August 29, 1998, the Company had no availability under its Revolving Credit Facility and $6,214,000 available under its Gold Facility.

      The Gold Facility consists of (a) a purchase and consignment facility, pursuant to which BankBoston, as gold agent, on behalf of the lenders under the Gold Facility, will purchase amounts of gold inventory for the Company and consign such amounts to the Company, (b) a consignment facility, pursuant to which the gold agent, on behalf of the lenders under the Gold Facility, will obtain and consign amounts of gold to the Company and (c) a revolving loan facility.

      Loans outstanding under the Bank Credit Facility bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate of debt outstanding at August 29, 1998 and August 30, 1997, was 10.3% and10.5%, respectively.

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

      The Bank Credit Facility contains certain customary affirmative and negative covenants, including, among other things, requirements that the Company (i) periodically deliver certain financial information (including monthly borrowing base, consigned metal and receivables aging reports), (ii) not merge or make certain asset sales, (iii) not permit certain liens to exist on its assets, (iv) not incur additional debt or liabilities except as may be permitted under the terms of the Bank Credit Facility (v) not make capital expenditures in excess of limits set forth in the Bank Credit Facility (vi) not declare or make certain dividend payments, (vii) not make certain investments or consummate certain acquisitions, (viii) not enter into any consignment transactions as consignee (except for deliveries of diamonds), (ix) not create a new subsidiary, (x) not establish any new bank account, and (xi) establish concentration accounts with BankBoston and direct all of its depositary banks to transfer all amounts deposited (on a daily basis) to such concentration accounts (for application in accordance with the Bank Credit Facility). In addition, the Company must comply with certain financial covenants, including maintaining a specified minimum interest coverage ratio of Consolidated EBITDA to Consolidated Interest Expense, maximum Consolidated Senior Funded Debt to Consolidated EBITDA, minimum Consolidated EBITDA (as those terms are defined in the Bank Credit Facility) in amounts set forth in the Bank Credit Facility. Furthermore, the covenants were amended on November 27, 1998, and additional covenants were added in which the Company must not permit its Consolidated Net Worth (as defined) as of March 30, 1999 to be less than $42,000,000, not pay the CHP Management Fee unless at the time of payment (A) no Event of Default shall have occurred and be continuing or would result from the payment thereof; (B) the Short Term Revolving Credit shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Credit Facility) and will not permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. Most of the covenants apply to the Company and its subsidiaries. The Company was in compliance with all of its covenants under the Bank Credit Facility as of August 29, 1998 and August 30, 1997. However, the Company may enter into additional transactions which may require further amendments in the upcoming year. Management believes the Company can maintain compliance pursuant to the amended Bank Credit Facility throughout the next year.

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

      On August 26, 1998, the Company obtained the Short Term Revolving Credit from BankBoston pursuant to which the Company may, from time to time, borrow up to $8,000,000 from BankBoston, until March 31, 1999. At August 29, 1998, the Company had $7,267,000 available under the Short Term Revolving Credit. Amounts outstanding under the Short Term Revolving Credit bear interest at either fixed or floating rates based upon the interest rate option selected by the

Company. All amounts borrowed under the Short Term Revolving Credit are due and payable on March 31, 1999. Any Event of Default under the Bank Credit Facility will also constitute an Event of Default under the Short Term Revolving Credit. Pursuant to the terms of the Company's Bank Credit Facility, the Company is prohibited from repaying the outstanding principal on the Short Term Revolving Credit unless at the time of such repayment and both before and after giving effect to such payment, no Default or Event of Default exists under the Bank Credit Facility and the Borrowing Base exceeds all outstanding amounts under the Bank Credit Facility by at least $2 million. The Short Term Revolving Credit is unsecured. All of the Company's obligations under the Short Term Revolving Credit are guaranteed by CHPII. The Company has agreed to indemnify CHPII and pay CHPII upon demand any amounts that CHPII must pay pursuant to such guaranty. The Short Term Revolving Credit constitutes Designated Senior Indebtedness for purposes of the Indenture.

      The Company's $90,000,000 aggregate principal amount of 11% Senior Subordinated Notes ("the Notes") mature on January 15, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, plus accrued and unpaid interest and Liquidated Damages (as defined), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33 1/3% of the original principal amount of the Notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of redemption, with the net proceeds of one or more Public Equity Offerings, provided that at least 66-2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption.

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

      The Indenture, dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (the "Indenture") pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions, and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with the Indenture covenants at August 29, 1998 and August 30, 1997.

YEAR 2000 COMPLIANCE

      The Company has conducted a review of its computer systems, applications and equipment and has contacted external parties (such as suppliers) regarding their preparedness for year 2000 to identify the systems that could be affected by the "Year 2000" problem and is making certain investments in its software applications and systems to ensure that the Company's systems and applications function properly to and through the year 2000. The Company expects its Year 2000 conversion project to be completed by July 1999, although there can be no assurance that it can be completed by that date. Failure to meet this schedule could have a material impact on the operations of the Company. The cost to the Company of the Year 2000 project as well as the related potential effect on the Company's earnings are not expected to have a material adverse impact on the financial position, cash flows or results of operations of the Company.

      The materiality of the costs of the project and the date when the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

      This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in the following factors may impact the achievement of results in forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules; the Company's relationship with its independent sales representatives; fashion and demographic trends; general economic, business and market trends and events, especially during peak buying seasons for the Company's products; the Company's ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; and completion of Year 2000 compliance projects with respect to internal and external computer-based systems. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company's operations and businesses. Forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified on the foregoing or such other factors as may be applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements of the Company and the predecessor financial statements of ArtCarved and Balfour are included as part of this report. (See page 30.)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth in alphabetical order each person who was an executive officer or director of the Company as of August 29, 1998:

NAME                                                                    POSITION
----                                                                    --------
EXECUTIVE OFFICERS AND DIRECTORS:

      Jeffrey H. Brennan                          President, Chief Executive Officer and Director

      John K. Castle                              Director

      Richard H. Fritsche*                        Vice President and Chief Financial Officer

      William J. Lovejoy                          Director

      David B. Pittaway                           Director

      Zane Tankel                                 Director

      Edward O. Vetter                            Director

      *Mr. Fritsche's employment with the Company was terminated as of August 29, 1998.

      For a description of the Company's employment arrangements with Messrs. Brennan and Fritsche (hereinafter, the "Named Executive Officers") see "Executive Compensation --Employment Agreements". No family relationship exists between any of the executive officers or between any of them and any director of the Company.

      JEFFREY H. BRENNAN (54) has been President, Chief Executive Officer and a director of the Company since December 16, 1996, and prior thereto was President and Chief Executive Officer of CJC from September 1995 through December 1996. He also held the position of Chief Financial Officer of CJC from August 1988 to December 1996 and served as a director of CJC from December 1988 through December 1996. Before joining CJC in August 1988, Mr. Brennan served in various financial management positions with Baker Hughes Incorporated, a provider of oilfield services, supplies and equipment.

      JOHN K. CASTLE (57) has been a director of the Company since December 16, 1996, and has been Chairman of Castle Harlan, Inc., a private merchant bank, since 1987. Mr. Castle is Chairman of Castle Harlan Partners II GP, Inc., which is the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Mr. Castle is also Chairman and Chief Executive Officer of Branford Castle Holdings, Inc. and Chairman of Castle Harlan Partners III GP, Inc., the general partner of the general partner of Castle Harlan Partners III, L.P. Immediately prior to forming Castle Harlan, Inc., Mr. Castle was President and Chief Executive
Officer and a director of Donaldson, Lufkin and Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc. and Universal Compression, Inc.; a Managing Director of Statia Terminals Group,
N.V.; and a member of the corporation of the Massachusetts Institute of Technology. Mr. Castle is also a Trustee of the New York and Presbyterian Hospitals, Inc., the Whitehead Institute of Biomedical Research and New
York Medical College (for 11 years serving as Chairman of the Board). Formerly, Mr. Castle was a Director of the Equitable Life Assurance Society of the United States.

      WILLIAM J. LOVEJOY (31) has been a director of the Company since December 16, 1996, and served as Secretary of the Company from April 1996 through December 1996. Mr. Lovejoy is a Vice President of Castle Harlan, Inc., a private merchant bank, with which he has been associated since December 1994. From June to August of 1992 and from August 1993 to November 1994, Mr. Lovejoy was a management consultant at The Boston Consulting Group, Inc. From 1991 to 1993 he attended Harvard Business School, and prior to that worked as an analyst at Wasserstein Perella & Co., Inc. Mr. Lovejoy also serves as a director of Homestead Insurance Company.

      DAVID B. PITTAWAY (47) has been a director of the Company since December 16, 1996, and was President, Treasurer and the sole director of the Company from April 1996 through December 1996. Mr. Pittaway has been Vice President and Secretary of Castle Harlan, Inc., a private merchant bank, since February 1987 and Managing Director since February 1992. Mr. Pittaway is Secretary of Castle Harlan Partners II GP, Inc., which is the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Mr. Pittaway is also Secretary of Castle Harlan Partners III GP, Inc., the general partner of the general partner of Castle Harlan Partners III, L.P. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986; Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, since June 1987; a director of Morton's Restaurant Group, Inc., a public restaurant company and of Charlie Browns Acquisition Corp; and Managing Director of Statia Terminals Group, N.V., a holder of marine terminals. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette. Inc. from 1985.

      ZANE TANKEL (58) has been a director of the Company since December 16, 1996, and has been Chairman and Chief Executive Officer of Zane Tankel Consultants, Inc., a sales company, since 1990. In 1994, Mr. Tankel formed Apple Metro, Inc., a restaurant franchisee for the New York metropolitan area, for the franchiser Applebee's Neighborhood Grill & Bar. He is presently Chairman and Chief Executive Officer of Apple Metro, Inc. In 1995, Mr. Tankel was elected chairman of the Federal Law Enforcement Foundation, which aids the federal law enforcement community in times of crisis, and was elected to the Board of Directors of the Metropolitan Presidents Organization, the New York chapter of the World Presidents Organization, with which Mr. Tankel has been associated since 1977. Mr. Tankel is also on the advisory board to the Boys Choir of Harlem and has also served on the Board of Directors of Beverly Hills Securities Corporation, a wholesale mortgage brokerage company, from 1987 until its sale in January 1994. In addition, Mr. Tankel founded Saga Communications, Inc. in 1988.

      EDWARD O. VETTER (78) has been a director of the Company since January 28, 1998 and has served as President of Edward O. Vetter & Associates, a private management consulting firm, since 1978 and has also served as a Trustee for the Massachusetts Institute of Technology since 1979. Mr. Vetter also served from 1987 to 1991 as Chairman of the Texas Department of Commerce, from 1979 to 1983 as Energy Advisor to the Governor of Texas and from 1976 to 1977 as U.S. Undersecretary of Commerce, serving as Director of Overseas Private Investment Corporation and as Director of Pension Benefit Guaranty Corporation. From 1952 through 1975, Mr. Vetter was employed by Texas Instruments, Inc. in various capacities and was the Executive Vice-President and Chief Financial Officer at the time of his retirement in 1975. Formerly, Mr. Vetter has served as a director of AMR Corporation, Champion International, Cabot Corporation, Dual Drilling Company, and Bell Packaging Company.

      The Board of Directors has established two committees, a Compensation Committee and an Audit Committee. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company. The Audit Committee recommends the firm to be appointed as independent accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's interim and year-end operating results, considers the adequacy of the internal controls and audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The Compensation Committee consists of Messrs. Castle, Pittaway and Tankel and the Audit Committee consists of Messrs. Pittaway, Lovejoy and Vetter.

ITEM 11. EXECUTIVE COMPENSATION

      The table below summarizes the total value of compensation received by the Named Executive Officers who received compensation which exceeded $100,000 during fiscal 1998.

                                               SUMMARY COMPENSATION TABLE


                                                                          Long Term
                                       Annual Compensation              Compensation
                                       -------------------     --------------------------------
                                                                   Awards          Payouts
                                                                   ------          -------
                                                                 Securities
         Name and                                                Underlying          LTIP            All Other
    Principal Position       Year     Salary($)    Bonus($)     Options(#)(1)      Payouts        Compensation($)
    ------------------       ----     ---------    --------     -------------      -------        ---------------
George Agle(2)
Former Chairman of the       1998        -0-          -0-            -0-                 -0-        300,000(2)
Board                        1997      207,692      50,000           -0-                 -0-            -0-

Jeffrey H. Brennan
President and Chief          1998      195,292        -0-            -0-                 -0-            -0-
Executive Officer            1997      131,538        -0-           8,617                -0-            -0-

Richard H. Fritsche(3)
Vice President and Chief     1998      118,309      50,000           -0-                 -0-         27,894(4)
Financial Officer            1997      79,618         -0-           1,723                -0-         46,940(4)

------------------------
 (1) The right to exercise the underlying options granted pursuant to the Company's Amended and Restated 1997 Stock Option Plan (the "Plan") vest at the rate of 25% per year at the end of the second through fifth year following the grant. As of August 29, 1998, there were no options exercisable under the Plan. Unless otherwise terminated earlier in accordance with the terms of the Plan, the options expire ten years from the date of grant.
 (2) Mr. Agle's employment with the Company was terminated as of March 31, 1997. Payments to Mr. Agle continued in accordance with the terms of his employment agreement through September 25, 1998.
 (3) Mr. Fritsche's employment with the Company was terminated as of August 29, 1998. Payments to Mr. Fritsche after such date continued to be made in accordance with the terms of his employment agreement. Mr. Fritsche's options under the Plan terminated effective August 29, 1998 upon the termination of his employment.
 (4)   Consists of reimbursement for relocation expenses.

      No stock options under the Plan were granted to or exercised by any of the named executives or officers during fiscal 1998. Options to purchase an aggregate of 937 shares were granted to each of Messrs. Tankel and Vetter pursuant to the Plan during fiscal 1998.

      Effective January 1, 1998, directors who are neither managers of the Company nor affiliates of CHPII, are entitled to receive a fee of $25,000 per year for their services as a director. In addition, all directors are reimbursed for expenses incurred by them in attending meetings of the Board of Directors or any committee thereof.

      The Company has entered into indemnification agreements with each of its directors that, among other things, require the Company to indemnify such directors to the fullest extent permitted by law and to advance to the directors all related expenses, subject to reimbursement if it is subsequently determined that indemnification is not permitted. The Company has also agreed to indemnify and advance all expenses incurred by directors seeking to enforce their rights under the indemnification agreements, and to cover directors under the Company's directors' and officers' liability insurance.

EMPLOYMENT CONTRACTS

      Pursuant to the purchase agreement related to the acquisition of Balfour, the Company agreed to employ Mr. Agle effective as of December 16, 1996, at an annual base salary of $300,000 plus a bonus of $50,000 payable under certain circumstances. In addition, the Company agreed to assume Balfour's obligations under Mr. Agle's employment agreement with Balfour to pay Mr. Agle a severance payment equal to 18 months of his yearly salary payable on a monthly basis in the event he voluntarily terminated employment with the Company under certain circumstances or was terminated without cause. Mr. Agle's employment by the Company ended as of March 31, 1997, whereupon Mr. Agle was paid a $50,000 bonus and the Company commenced making severance payments to Mr. Agle in accordance with the foregoing. All payments due to Mr. Agle under his employment agreement were completed on September 25, 1998.

      The Company entered into an employment agreement with Jeffrey H. Brennan, effective as of December 16, 1996, pursuant to which Mr. Brennan serves as Chief Executive Officer of the Company at an annual base salary of $190,000 per year for an initial term of four years, which will automatically be extended for additional one-year terms on December 15th of each succeeding year thereafter unless earlier terminated by the Company by not less than 60 days' prior notice. Mr. Brennan will be entitled to participate in all employee benefit plans and programs (including any incentive bonus plans and incentive stock option plans) maintained by the Company from time to time for the benefit of its employees. In addition, Mr. Brennan's employment agreement provides that, in the event Mr. Brennan's employment is terminated by the Company without Cause (as defined) or by Mr. Brennan with Good Reason (as defined), Mr. Brennan will be entitled to receive bi-weekly severance payments during the two-year period following his termination in an amount equal to the average of his bi-weekly base compensation in effect within the two years preceding his termination. Mr. Brennan has agreed not to compete with the Company in the United States for a period of one year after the termination of his employment under his employment agreement.

      The Company entered into an employment agreement with Richard H. Fritsche, effective as of December 16, 1996, pursuant to which Mr. Fritsche was to serve as an executive of the Company at an annual base salary of $115,000 per year for an initial term of three years, which could be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by the Company by not less than 60 days' prior notice. Mr. Fritsche's employment pursuant to his employment agreement was terminated on August 29, 1998. In accordance with Mr. Fritsche's employment agreement, Mr. Fritsche is entitled to receive bi-weekly severance payments during the 18-month period following his termination in an amount equal to the average of his bi-weekly base compensation in effect within the two years preceding his termination. Mr. Fritsche has agreed not to compete with the Company in the United States for a period of one year after the termination of his employment under his employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      No member of the Compensation Committee is an employee of the Company. There are no compensation committee interlocks (i.e., no executive officer of the Company serves as a member of the board of directors or the compensation committee of another entity which has an executive officer serving on the Company's Board or the Compensation Committee.)

MANAGEMENT OPTIONS

      The Board of Directors of the Company approved the Commemorative Brands, Inc. Amended and Restated 1997 Stock Option Plan (the "Option Plan") effective July 29, 1997, as amended December 9, 1997, pursuant to which approximately 15% of the Common Stock of the Company on a fully diluted basis (after giving effect to the issuance of the shares of Common Stock underlying such options) or 69,954 shares of Common Stock have been reserved for issuance upon exercise of future stock options under the Option Plan. The Option Plan provides for the granting of both incentive and nonqualified stock options. On July 29, 1997, the Board approved the grant of 34,470 options to management employees at an exercise price of $6.67. No options were granted to management in fiscal 1998. On January 28, 1998 the Board approved the grant of 937 nonqualified options to each of Messrs. Tankel and Vetter, at an exercise price of $6.67. The Compensation Committee is responsible for monitoring the Option Plan. All Common Stock issued upon exercise of options granted pursuant to the Option Plan will be subject to a voting trust agreement.

INCENTIVE STOCK PURCHASE PLAN

      On July 7, 1998 the stockholders of the Company unanimously approved the Commemorative Brands, Inc. Incentive Stock Purchase Plan (the "Stock Purchase Plan"). Pursuant to the terms of the Stock Purchase Plan, the Company may from time to time offer shares of the Company's Class B Preferred Stock and Common Stock to employees, consultants and independent sales representatives who are determined to be eligible to purchase shares pursuant to the Stock Purchase Plan by the Plan Administrator (as defined in the Stock Purchase Plan) upon such terms and at such prices as are set forth in the Stock Purchase Plan and as are determined by the Plan Administrator.

      On July 20, 1998, the Company commenced an offering pursuant to the Stock Purchase Plan of up to an aggregate of 18,750 shares of each of the Company's Common Stock and Series B Preferred Stock to eligible employees, consultants and independent sales representatives. The offering is currently scheduled to terminate on December 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's voting securities as of August 29, 1998, with respect to (i) each person or entity who is the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                    NUMBER OF        PERCENTAGE          NUMBER OF     PERCENTAGE
                                                    SHARES OF         OF TOTAL           SHARES OF      OF TOTAL
                                                     COMMON            COMMON            SERIES B       SERIES B
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              STOCK             STOCK            PREFERRED      PREFERRED
-----------------------------------------------------------------------------------------------------------------
Castle Harlan Partners II, L.P.(2)                    330,840           87.7              330,840        87.7
Castle Harlan Offshore Partners, L.P.(2) (3)           20,804            5.5               20,804         5.5
John K. Castle (2) (3) (4)                            377,156          100.0              377,156       100.0
William J. Lovejoy (2)                                     --             --                   --          --
David B. Pittaway (2)                                     469              *                  469           *
Zane Tankel (2)                                           938              *                  938           *
Edward O. Vetter(2)                                       400              *                  400           *
Jeffrey H. Brennan (5)                                    937              *                  937           *
Richard H. Fritsche (5)(6)                                234              *                  234           *
Directors and executive officers as a group
  (9 persons, including those listed above)(5)        377,156          100.0              377,156       100.0

----------------------
* Denotes beneficial ownership of less than one percent of the class of capital stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name except for John K. Castle who, in his capacity as voting trust, has sole voting power on such shares, but disclaims any economic interest in any shares so held.
(2) The address for each such stockholder or director identified above is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.
(3) Affiliates of CHPII include among others, Castle Harlan Offshore Partners, L.P. ("Offshore"), Dresdner Bank AG, Grand Cayman Branch Managed Account (the "Managed Account") and the limited partners of the sole general partner of CHPII. Castle Harlan, Inc. acts as the investment manager for CHPII, Offshore and the Managed Account, pursuant to separate investment management agreements. Castle Harlan Associates, L.P. ("CHALP") is the sole general partner of each of CHPII and Offshore, therefore, may be deemed to be a beneficial owner of the shares owned by each of those two partnerships. Castle Harlan Partners II GP, Inc. is the sole general partner of CHALP and, therefore, may be deemed to be a beneficial owner of the shares owned by CHALP. Castle Harlan, Inc., as the investment manager for each of CHPII, Offshore and the Managed Account (the owner of 18,483 shares of common stock and 18,483 shares of Series B Preferred Stock representing 4.9% of the total outstanding common stock and 4.9% of the total Series B Preferred Stock,), may be deemed to be beneficial owner of the shares owned by such entities.

(4) John K. Castle is a director of the Company and is the controlling stockholder of Castle Harlan Partners II GP, Inc., the general partner of the general partner of CHPII, and as such may be deemed to be a beneficial owner of the shares owned by CHPII and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share. In addition, Mr. Castle serves as voting trustee under a voting trust agreement (the "Voting Trust Agreement") with certain officers and directors of the Company, and limited partners of CHALP and a corporate entity of which Mr. Castle is Chairman, Chief Executive Officer and principal stockholder. As such voting trustee, Mr. Castle may be deemed the beneficial owner of the shares of Common Stock and Series B Preferred beneficially held by such persons and entities (which amounts are included in the numbers set forth above). Mr. Castle disclaims any economic interest in such shares.
(5) The address for each individual identified above is c/o Commemorative Brands, Inc., 7211 Circle S Road. Austin, Texas 78745.
(6) Following termination of Mr. Fritsche's employment on August 29, 1998, Mr. Fritsche requested pursuant to the terms of the Stock Purchase and Subscription Agreement, dated as of June 30, 1998, by and between the Company and Mr. Fritsche, that the Company repurchase his shares at the Fair Market Value (as defined in the Agreement) thereof.

      In the Spring of 1998, Mr. Edward O. Vetter and Mr. Zane Tankel, both directors of the Company, purchased an aggregate of 400 and 938 shares, respectively, of Series B Preferred Stock and 400 and 938 shares, respectively, of Common Stock from certain members of the Castle Harlan Group (as defined below) at a purchase price of $100 per share of Series B Preferred Stock and $6.67 per share of Common Stock. Concurrently with such purchases, Messrs. Vetter and Tankel deposited their shares into the voting trust created by the Voting Trust Agreement, of which John K. Castle is voting trustee.

      During June 1998, the company sold 937 newly issued shares of Series B Preferred Stock and 937 newly issued shares of Common Stock to Jeffrey H. Brennan, the Chief Executive Officer and President and director of the Company, and 234 newly issued shares of Series B Preferred Stock and 234 newly issued shares of Common Stock to Richard H. Fritsche, former Vice President and Chief Financial Officer of the Company. The Company also sold an aggregate of 985 newly issued shares of Series B Preferred Stock and 985 shares of Common Stock to three other officers of the Company. All such sales were effected at a purchase price of $100 per share of Series B Preferred Stock and $6.67 per share of Common Stock. Each of the foregoing purchases of shares by officers of the Company are subject to stock purchase agreements that give the Company the right to repurchase such shares or the officer the right to require the Company to repurchase such shares upon termination of employment under certain circumstances. Concurrently with such purchases, the officers placed all of the shares acquired by them into the voting trust created by the Voting Trust Agreement, of which John K. Castle is voting trustee.

      In accordance with a subscription agreement entered into by the Company and certain of CHPII's affiliates (together, the "Castle Harlan Group") in conjunction with the Acquisitions, the Company granted to the Castle Harlan Group and their permitted transferees, including Messrs. Vetter and Tankel, certain registration rights with respect to the shares of its capital stock owned by them, pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act at any time at the request of the Castle Harlan Group and Messrs. Vetter and Tankel and granted to the Castle Harlan Group and Messrs. Vetter and Tankel unlimited piggyback registration rights on certain registrations of shares by the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company entered into a Management Agreement dated December 16,
1996, with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Bank Credit Facility prohibits payment of the CHP Management Fee unless at the time of payment (i) no Event of Default (as defined in the Bank Credit Facility) shall have occurred and is continuing or would result from the payment of the management fee; (ii) the Short Term Revolving Credit shall have been repaid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Credit Facility). The Indenture also prohibits payment of the CHP Management Fee in the event of a default by the Company in the payment of principal, Redemption Price, Purchase Price (both as defined in the Indenture), interest, or Liquidated Damages (if any) on the Notes.

      On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey H. Brennan, President and Chief Executive Officer of the Company and Richard Fritsche, formerly Chief Financial Officer. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which amount is due and payable in full on June 16, 2003, and which bears interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan has granted to the Company a security interest in the 937 shares of Common Stock and Series B Preferred Stock acquired by him and his interest in the voting trust into which the shares have been deposited as collateral security for the repayment in full of the promissory note. The Company also lent another officer of the Company the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan.

      The Company has agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amounts that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short Term Revolving Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents have been filed as a part of this report or where noted incorporated by reference:

      (a) (1) and (2)  The  response to this portion of Item 14 is submitted as a separate section of this report. (See page 30.)

      (b) The Company has not filed any reports on Form 8-K over the last quarter of the period covered by this report.

      (a) (3) and (c) The following exhibits are filed as a part of the report:

         EXHIBIT NO.   DESIGNATION
         ----------    -----------
         2.1(a)        Asset purchase Agreement dated as of May 20, 1996
                       ("ArtCarved Purchase Agreement"), among the Company, CJC
                       and CJC North America, Inc. ("CJCNA").
         2.2(a)        First Amendment to the ArtCarved Purchase Agreement dated
                       as of November 21, 1996, among the Company, CJC and CJCNA.
         2.3(a)        Letter Agreement amending the ArtCarved Purchase Agreement dated December 16, 1996, among the Company, CJC and CJCNA.
         2.4(a)        Amended and Restated Asset Purchase Agreement dated as of
                       November 21, 1996 ("Balfour Purchase Agreement"), among the
                       Company, Town & Country, L. G. Balfour Company, Inc., and
                       Gold Lance, Inc.
         2.5(a)        Letter Agreement amending the Balfour Purchase Agreement dated
                       December 16, 1996, by and among the  Company, Town & Country,
                       L. G. Balfour  Company,  Inc. and Gold Lance.
         3.1(a)        Certificate of Incorporation of the Company, as amended.
         3.2(a)        Certificate of Designations, Preferences and Rights of
                       Series A Preferred Stock of the Company, effective
                       December 13, 1996, together with a Certificate of
                       Correction thereof.
         3.3(a)        Certificate of Designations, Preferences and Rights of
                       Series B Preferred Stock of 3.3(a) the Company effective
                       December 13, 1996.
         3.4(a)        Restated by-laws of the Company, as amended.
         3.5           Certificate of Increase of Series B Preferred Stock dated
                       June 10, 1998. Filed herewith.
         4.1(a)        Indenture dated as of December 16, 1996, between the
                       Company and Marine Midland  Bank, as trustee (including the form of Note).

        4.2(a)         Form of Note (Included as part of Indenture).
        4.3(a)         Registration Rights Agreement dated as of December 16, 1996, among the Company, Lehman Brothers Inc. and BT Securities
                       Corporation.
        4.4            Amended and Restated Stockholders' and Subscription
                       Agreement, dated as of April 29, 1998, by and among the
                       Company, CHPII, Dresdner Bank AG, Grand Cayman Branch,
                       Offshore, John K. Castle, as Voting Trustee, and the
                       individuals party thereto. Filed herewith.
        4.5(b)         Amended and restated 1997 Stock Option Plan of the
                       Company. Incorporated by reference to the corresponding
                       Exhibit of the Company's Annual Report - Form 10K
                       (File No. 333-20759) dated August 30, 1997.
        9.1            Voting Trust Agreement, as amended and restated as of
                       April 29, 1998, among the Company, certain stockholders of the Company party thereto and John K. Castle, as
                       Voting Trustee.  Filed herewith.
        10.1(a)        Revolving Credit, Term Loan and Gold Consignment Agreement
                       dated as of December 16, 1996, among the Company, the
                       lending institutions listed therein and The First National
                       Bank of Boston and Rhode Island Hospital Trust National
                       Bank, as Agents for the Banks.
        10.2(a)        Purchase Agreement dated December 10,1 996, among the Company and the Initial Purchasers.
        10.3(a)(b)     Employment Agreement dated as of December 16, 1996, between the
                       Company and Jeffrey H. Brennan.
        10.4(a)(b)     Employment Agreement dated as of December 16, 1996, between the
                       Company and Richard H. Fritsche.
        10.5(a)(b)     Employment arrangements between the Company and Balfour with respect to George  Agle.
        10.6(a)(b)     Form of Indemnification Agreement between the Company and
                       (i) each director and (ii) certain officers.
        10.7           Management Agreement dated as of December 17, 1996, between the
                       Company and Castle Harlan, Inc. Incorporated by reference to the corresponding Exhibit of the Company's Annual Report on Form 10-K
                       (File No. 333-20759) dated August 30, 1997.
        10.8           First Amendment to Revolving Credit, Term Loan and Gold Consignment
                       Agreement, dated March 16, 1998 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 333-20759) dated
                       February 28, 1998.
        10.9           Second Amendment to Revolving Credit, Term Loan and Gold Consignment
                       Agreement, dated July 10, 1998 - incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q (File No. 333-20759) dated
                       May 30, 1998.
        10.10          Incentive Stock Purchase Plan, effective as of July 7, 1998. Filed herewith.
        10.11          Third Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement,
                       dated August 26, 1998. Filed herewith.
        10.12          Revolving Credit Note, dated as of August 26, 1998, issued by the Company and payable to the order of BankBoston, N.A. Filed herewith.
        10.13          Indemnity Agreement, dated August 26, 1998, by and between the Company and CHPII.
                       Filed herewith.
        10.14          Fourth Amendment to Revolving  Credit, Term Loan and Gold Consignment Agreement,
                       dated November 27, 1998. Filed herewith.
        11.1           Statement re: Computation of per share earnings. Filed herewith.
        27.1           Financial Data Schedule. Filed herewith.

----------------------
(a) Incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-4 (Registration No. 333-20759), dated April 11, 1997.
(b)   Management contract or compensatory plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  COMMEMORATIVE BRANDS, INC.




                                  By:/s/ Sherice P. Bench
                                    ------------------------------------------
                                                   (Signature)
                                           Sherice P. Bench
                                           Vice President Finance and Principal
                                           Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the indicated capacities on November 27, 1998.


      /s/ Jeffrey H. Brennan                      President, Chief Executive Officer and Director
      ----------------------------------
      Jeffrey H. Brennan


      /s/ John K. Castle                          Director
      ----------------------------------
      John K. Castle


      /s/ William J. Lovejoy                      Director
      ----------------------------------
      William J. Lovejoy


      /s/ David B. Pittaway                       Director
      ----------------------------------
      David B. Pittaway


      /s/ Zane Tankel                             Director
      ----------------------------------
      Zane Tankel


      /s/ Edward O. Vetter                        Director
      ----------------------------------
      Edward O. Vetter



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

                                                FINANCIAL STATEMENTS

                                            Index to Financial Statements

                                                                                                               Page
Consolidated Financial Statements of Commemorative Brands, Inc. and Subsidiaries

         Report of Independent Public Accountants.........................................................      32

         Consolidated Balance Sheets as of August 29, 1998 and August 30, 1997............................      33

         Consolidated Statements of Operations for the Fiscal Years Ended August 29, 1998 and
                  August 30, 1997.........................................................................      34

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended August 29, 1998 and
                  August 30, 1997.........................................................................      35

         Consolidated Statements of Cash Flows for the Fiscal Years Ended August 29, 1998 and
                  August 30, 1997.........................................................................      36

         Notes to Consolidated Financial Statements.......................................................      37

Financial Statements of CJC Holdings, Inc., Class Rings Business (ArtCarved)

         Report of Independent Public Accountants.........................................................      52

         Statements of Income (Loss) for the Fiscal Year Ended August 31, 1996,
                  and for the Period from September 1, 1996, through December 16, 1996....................      53

         Statements of Changes in Advances and Equity (Deficit) for the Fiscal Year Ended
                  August 31, 1996, and for the Period from September 1,
                  1996, through December 16, 1996.........................................................      54

         Statements of Cash Flows for the Fiscal Year Ended August 31, 1996,
                  and for the Period from September 1, 1996, through December 16, 1996....................      55

         Notes to Financial Statements....................................................................      56

Financial Statements of L. G. Balfour Company, Inc.

         Report of Independent Public Accountants.........................................................      63

         Statements of Operations for the Year Ended February 25, 1996, and for the Period
                  Ended December 16, 1996.................................................................      64

         Statements of Stockholder's Equity for the Year Ended February 25, 1996, and
                  for the Period Ended December 16, 1996..................................................      65

         Statements of Cash Flows for the Year Ended February 25, 1996, and for the
                  Period Ended December 16, 1996..........................................................      66

         Notes to Financial Statements....................................................................      67

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders of
Commemorative Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Commemorative Brands, Inc. (a Delaware corporation), and subsidiaries as of August 29, 1998 and August 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended August 29, 1998 and August 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commemorative Brands, Inc., and subsidiaries, as of August 29, 1998 and August 30, 1997, and the results of their operations and their cash flows for the fiscal years ended August 29, 1998 and August 30, 1997, in conformity with generally accepted accounting principles.





Houston, Texas
November 27, 1998

                                            COMMEMORATIVE BRANDS, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                         (In thousands, except share data)

                                                                                     August 29,          August 30,
                                                                                        1998                1997
                                                                                  ----------------     --------------
ASSETS
Current assets:
      Cash and cash equivalents                                                   $         975        $     2,174
      Accounts  receivable,  net of allowance for doubtful accounts of $2,356
        and $3,750, respectively                                                         24,705             26,444
      Inventories                                                                        14,299             11,767
      Prepaid expenses and other current assets                                          10,517              8,522
                                                                                  ----------------     --------------
           Total current assets                                                          50,496             48,907
Property, plant and equipment, net                                                       36,294             33,460
Trademarks, net of accumulated amortization of $1,313
           and $543, respectively                                                        29,427             30,197
Goodwill, net of accumulated amortization of $3,844 and
           $1,426, respectively                                                          80,517             82,935
Other assets                                                                              7,071              5,370
                                                                                  ----------------     --------------
           Total assets                                                           $     203,805        $   200,869
                                                                                  ================     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                              $       3,138        $     4,188
      Accounts payable and accrued expenses                                              22,116             20,893
      Current portion of long-term debt                                                   1,983                750
                                                                                  ----------------     --------------
           Total current liabilities                                                     27,237             25,831

Long-term debt, net of current portion                                                  132,339            124,700
Other long-term liabilities                                                               9,383              9,885
                                                                                  ----------------     --------------
           Total liabilities                                                            168,959            160,416

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value, 750,000 shares authorized (in total)-
           Series A, 100,000 shares issued and outstanding                                    1                  1
           Series B, 377,156 and 375,000 shares issued and outstanding                        4                  4
      Common Stock, $.01 par value, 750,000 shares authorized, 377,156 and
           375,000 shares issued and outstanding                                              4                  4
      Additional paid-in capital                                                         50,391             50,161
      Retained earnings (deficit)                                                      (15,554)            (9,717)
                                                                                  ----------------     --------------
           Total stockholders' equity                                                    34,846             40,453
                                                                                  ----------------     --------------

           Total liabilities and stockholders' equity                             $     203,805        $   200,869
                                                                                  ================     ==============

     The accompanying notes are an integral part of these consolidated financial statements.

                                            COMMEMORATIVE BRANDS, INC.


                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (In thousands, except share data)

                                                                   August 29,           August 30,
                                                                      1998                 1997
                                                                -----------------    -----------------
Net sales                                                       $      151,101       $      87,600
Cost of sales                                                           72,615              45,189
                                                                -----------------    -----------------
Gross profit                                                            78,486              42,411

Selling, general and administrative expenses                            68,294              41,481
                                                                -----------------    -----------------
Operating income                                                        10,192                 930
Interest expense, net                                                   14,829               9,797
                                                                -----------------    -----------------
     Loss before provision for income taxes                            (4,637)             (8,867)
Provision for income taxes                                                   -                   -
                                                                -----------------    -----------------
     Net loss                                                   $      (4,637)       $     (8,867)
Preferred dividends                                                    (1,200)               (850)
                                                                -----------------    -----------------
     Net loss to common stockholders                            $      (5,837)       $     (9,717)
                                                                =================    =================
     Basic and diluted loss per share                           $      (15.55)       $     (25.91)
                                                                =================    =================

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                              375,323             375,000
                                                                =================    =================

----------------------------------------


         Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and prior to such date engaged in no business activities other than those in connection with the Acquisitions and financing thereof.


              The accompanying notes are an integral part of these consolidated financial statements.

                                           COMMEMORATIVE BRANDS, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        (In thousands, except share data)

                                                         Preferred Stock                               Common Stock
                                      ------------------------------------------------------     -------------------------
                                              Series A                     Series B
                                      -------------------------     ------------------------
                                        Shares        Amount          Shares       Amount          Shares       Amount
                                      ------------ -------------    ------------ ------------    ----------- -------------
Balance, March 28, 1996
     (date of formation)                   -       $        -                -   $      -                 -  $       -
Issuance of Common Stock                   -                -                -          -           375,000          4
Issuance of Preferred Stock             100,000             1          375,000          4                 -          -
Accrued Preferred Stock dividends          -                -                -          -                 -          -
Net loss                                   -                -                -          -                 -          -
                                      ------------ -------------    ------------ ------------    ----------- -------------
Balance, August 30, 1997                100,000             1          375,000          4           375,000          4
Issuance of Common Stock                   -                -                -          -             2,156          -
Issuance of Preferred Stock                -                -            2,156          -                 -          -
Accrued Preferred Stock dividends          -                -                -          -                 -          -
Net loss                                   -                -                -          -                 -          -

                                      ------------ -------------    ------------ ------------    ----------- -------------
Balance, August 29, 1998                100,000    $        1          377,156   $      4           377,156  $       4
                                      ============ =============    ============ ============    =========== =============


                                      Additional        Retained
                                        paid-in         earnings
                                        capital         (deficit)          Total
                                      ------------     ------------     ------------
Balance, March 28, 1996               $       -        $        -       $        -
     (date of formation)
Issuance of Common Stock                  2,666                 -            2,670
Issuance of Preferred Stock              47,495                 -           47,500
Accrued Preferred Stock dividends             -             (850)            (850)
Net loss                                      -           (8,867)          (8,867)
                                      ------------     ------------     ------------
Balance, August 30, 1997                 50,161           (9,717)           40,453
Issuance of Common Stock                     14                 -               14
Issuance of Preferred Stock                 216                 -              216
Accrued Preferred Stock dividends             -           (1,200)          (1,200)
Net loss                                      -           (4,637)          (4,637)
                                      ------------     ------------     ------------
Balance, August 29, 1998              $  50,391        $ (15,554)       $   34,846
                                      ============     ============     ============

             The accompanying notes are an integral part of these consolidated financial statements.

                                 COMMEMORATIVE BRANDS, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                              For the Fiscal Year Ended
                                                                           -------------------------------
                                                                             August 29,        August 30,
                                                                               1998               1997
                                                                           -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss
     Adjustments to reconcile net loss to net cash                          $ (4,637)         $  (8,867)
       used in operating activities-
         Depreciation and amortization
         Provision for doubtful accounts                                        6,901              4,095
         Changes in assets and liabilities-                                       706                632
           Decrease in receivables
           Decrease (increase) in inventories                                   1,033              8,187
           Increase in prepaid expenses and other current assets              (2,532)              4,557
           Increase in other assets                                           (1,995)            (3,237)
           Decrease  in bank  overdraft, accounts payable and accrued         (1,696)            (1,567)
           expenses and other
              long-term liabilities                                           (1,529)            (4,477)
                                                                           -------------      ------------

           Net cash used in operating activities                              (3,749)              (677)
                                                                           -------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment
     Cash paid for the acquisitions of ArtCarved and Balfour, including       (6,552)            (3,493)
     transaction costs                                                              -          (170,200)
                                                                           -------------      ------------

           Net cash used in investing activities                              (6,552)          (173,693)
                                                                           -------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                                                    -            120,200
     Proceeds from issuance of common and preferred stock                         230             50,000
     Payments on term loan facility, net                                        (750)                  -
     Revolver  borrowings, net                                                  9,622              5,250
                                                                           -------------      ------------

           Net cash provided by financing activities                            9,102            175,450
                                                                           -------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (1,199)              1,080

CASH AND CASH EQUIVALENTS,  beginning of period                                 2,174              1,094
                                                                           -------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                    $     975         $    2,174
                                                                           =============      ============
SUPPLEMENTAL DISCLOSURE
     Cash paid during the period for -
       Interest                                                             $  14,039         $    7,568
                                                                           =============      ============
       Taxes                                                                $     186                 43
                                                                           =============      ============
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Accrued preferred stock dividends                                      $   1,200         $      850
                                                                           =============      ============

----------------------------------------


         Commemorative Brands, Inc. completed the acquisitions of ArtCarved and Balfour on December 16, 1996, and prior to such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

             The accompanying notes are an integral part of these consolidated financial statements.

                          COMMEMORATIVE BRANDS, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BACKGROUND AND ORGANIZATION

Commemorative Brands, Inc., a Delaware corporation (together with its subsidiaries, CBI or the Company), is a manufacturer and supplier of class rings and other graduation-related scholastic products for the high school and college markets and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P. (CHPII), a Delaware limited partnership and private equity investment fund, for the purpose of acquiring ArtCarved and Balfour (as defined below) and, until December 16, 1996, engaged in no business activities other than in connection with the Acquisitions (as defined below) and the financing thereof. The Company's scholastic product line consists of high school and college class rings (the Company's predominate product offering) and graduation-related fine paper products such as announcements, name cards and diplomas. The Company is a leading manufacturer of class rings in the United States with its corporate office and primary manufacturing facilities located in Austin, Texas.

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

In consideration for ArtCarved, CBI paid CJC, in cash, the sum of $115.1 million and assumed certain related liabilities. In consideration for Balfour, CBI paid Town & Country, in cash, the sum of $45.9 million and assumed certain related liabilities. In addition, CBI purchased the gold on consignment to L. G. Balfour Company, Inc. as of the closing date for a cash purchase price of approximately $5.4 million.

The following represents the allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on third-party appraisals and management's estimate of fair values. The allocation of the purchase prices (including transaction costs) for the Acquisitions is as set forth below (in thousands):


                                           ArtCarved               Balfour
                                        -----------------      ----------------
Current assets                          $      23,220          $      35,497
Property, plant and equipment                  17,039                 15,042
Goodwill                                       64,127                 17,885
Trademarks                                     17,740                 13,000
Other long-term assets                          1,687                    171
Accounts payable and accrued expenses          (6,066)               (22,334)
Other long-term liabilities                         -                 (6,808)
                                        -----------------      ----------------
                                        $     117,747          $      52,453
                                        =================      ================


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

BUSINESS CONDITIONS

The results of operations of the Company for the fiscal year ended August 29, 1998 and August 30, 1997 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation and integration of operations required substantial time and cost due to complications arising from the integration of the different order entry and manufacturing processes required for the Balfour ring product line. The time to train new personnel to implement the Balfour class ring operations was extensive and resulted in ring manufacturing headcount levels higher than those experienced by the predecessor companies through fiscal 1998. The consolidation of the Attleboro and North Attleboro, Massachusetts operations in Austin, Texas facilities occurred during the fiscal year ended August 30, 1997 and the integration of these operations was substantially completed in the fiscal year ended August 29, 1998. There can be no assurance that the operations formerly conducted by the each of the Company's predecessors will be fully integrated or as to the amount of any costs savings that may result from such integration.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

INVENTORIES

Inventories, which include raw materials, labor and manufacturing overhead, are stated at the lower of cost or market using the first-in, first-out (FIFO) method.

ADVERTISING

The Company incurs advertising and promotion costs that are directly related to a product in advance of the sale occurring. These amounts are included in prepaid expenses and other current assets and are amortized over the period in which the sale of products occurs.

SALES REPRESENTATIVE ADVANCES AND RESERVE FOR SALES REPRESENTATIVE ADVANCES

The Company advances funds to new sales representatives in order to open up new sales territories or makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying balance sheets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

------------------------------------------------ ----------------------------

Description                                                   Useful Life
------------------------------------------------ ----------------------------
------------------------------------------------ ----------------------------
Land improvements                                                   15 years
------------------------------------------------ ----------------------------
------------------------------------------------ ----------------------------
Buildings and improvements                                    10 to 25 years
------------------------------------------------ ----------------------------
------------------------------------------------ ----------------------------
Tools and dies                                                10 to 20 years
------------------------------------------------ ----------------------------
------------------------------------------------ ----------------------------
Machinery and equipment                                        2 to 10 years
------------------------------------------------ ----------------------------


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

GOODWILL

Costs in excess of fair value of net tangible and identifiable intangible assets acquired and related acquisition costs are included in goodwill in the accompanying balance sheets. Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related product lines' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

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

                                     -39

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

ADVERTISING EXPENSE

Selling, general and administrative expenses for the Company include advertising expenses of $3,506,000 and $2,752,000 for the fiscal years ended August 29, 1998 and August 30, 1997 (see Note 1).

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share currently prescribed by Accounting Principles Board (APB) Opinion No.
15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements. The Company adopted SFAS No. 128 for the fiscal year ended August 29, 1998. Basic and diluted earnings (loss) per share are the same as the Company has losses from continuing operations and the computation for diluted earnings (loss) per share would be antidilutive.

The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure", for the fiscal year ended August 29, 1998. It requires an entity to explain in summary form within its financial statements the pertinent rights and privileges of the various securities outstanding. This information is included primarily in Notes 9 and 13.

SFAS No. 130, "Reporting Comprehensive Income", is required to be adopted by the Company for the fiscal year ending August 28, 1999, and the statement requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement is not anticipated to have any impact on the Company's disclosures as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available-for-sale securities, etc.).

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is required to be adopted by the Company for the fiscal year ending August 28, 1999. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a companywide basis; therefore, the statement is not expected to impact the Company's disclosures.

SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", is required to be adopted by the Company for fiscal year 1999. It revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is required to be adopted by the Company in the first quarter of fiscal year 2000 (November 1999). It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

(4)      INVENTORIES

A summary of inventories is as follows (in thousands):


                                              August 29,          August 30,
                                                 1998                1997
                                           -----------------    ----------------
   Raw materials                           $      8,754         $      8,769
   Work in process                                3,139                1,877
   Finished goods                                 2,406                1,121
                                           -----------------    ----------------
                                           $     14,299         $     11,767
                                           =================    ================

Cost of sales includes depreciation and amortization of $2,188,000 and $1,439,000, for the fiscal years ended August 29, 1998 and August 30, 1997, respectively.

In accordance with purchase price accounting, at the purchase date (December 16, 1996), the inventory balance was increased by $4.7 million to record inventory at fair market value. During the fiscal year ended August 30, 1997, this amount was expensed to cost of sales.

(5)      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):


                                              August 29,           August 30,
                                                 1998                 1997
                                           -----------------      --------------
   Sales representatives advances          $       4,771          $    4,491
   Reserve on sales representatives
   advances                                       (1,041)             (1,528)
   Current deferred tax asset                      3,178               2,557
   Prepaid advertising and promotion
   materials                                       2,694               1,999
   Prepaid management fees                             -                 325
   Other                                             915                 678
                                           -----------------      --------------
                                           $      10,517          $    8,522
                                           =================      ==============

 (6)     PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):


                                              August 29,          August 30,
                                                 1998                1997
                                           -----------------    ----------------
   Land                                    $      2,000         $       2,000
   Buildings and improvements                     5,123                 4,614
   Tools and dies                                20,377                18,715
   Machinery and equipment                       14,320                 9,364
   Construction in progress                         307                   882
                                           -----------------    ----------------
                     Total                 $     42,127         $      35,575
   Accumulated depreciation                      (5,833)               (2,115)
                                           -----------------    ----------------
      Property, plant and equipment, net   $     36,294         $      33,460
                                           =================    ================

Depreciation expense (included in cost of sales and selling, general and administrative expenses) recorded in the accompanying statement of operations is $3,776,000 and $2,115,000 for the fiscal years ended August 29, 1998 and August 30, 1997, respectively.

(7)      OTHER ASSETS

Other assets consist of the following (in thousands):


                                              August 29,           August 30,
                                                 1998                 1997
                                           -----------------    -----------------
   Deferred financing costs                $      4,646         $      4,398
   Ring samples                                   3,155                1,221
   Other                                            215                  143
                                           -----------------    -----------------
                                                 $8,016         $      5,762
   Accumulated amortization                        (945)                (392)
                                           -----------------    -----------------
            Other assets, net              $      7,071         $      5,370
                                           =================    =================

(8)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The principle components of accounts payable and accrued expenses are as follows (in thousands):


                                              August 29,           August 30,
                                                 1998                 1997
                                           -----------------     ---------------
   Accounts payable                        $      8,682          $      5,484
   Commissions and royalties                      3,362                 3,265
   Compensation and related costs                 2,283                 2,476
   Accrued interest payable                       1,872                 1,808
   Customer deposits                              1,179                 1,539
   Severance costs                                  847                 1,303
   Other                                          3,891                 5,018
                                           -----------------     ---------------
                                           $     22,116          $     20,893
                                           =================     ===============

(9)      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                              August 29,           August 30,
                                                 1998                 1997
                                           -----------------    -----------------
   11% senior subordinated notes due 2007  $     90,000         $      90,000
   Term loan facility                            24,000                24,750
   Bank revolver                                 19,589                10,700
   Short-term revolving credit                      733                     -
                                           -----------------    -----------------
            Total debt                     $    134,322         $     125,450
   Less-current portion                           1,983                   750
                                           -----------------    -----------------
            Total long-term debt           $    132,339         $     124,700
                                           =================    =================

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

The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates, (d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of August 29, 1998 and August 30, 1997.

REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

The Company has a revolving credit, term loan and gold consignment agreement, which was entered into as of December 16, 1996 as amended, (the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and from time-to-time may borrow up to $35 million under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments which commenced March 31, 1997.

REVOLVING CREDIT AND GOLD FACILITIES

The revolving credit and gold facilities (Revolving Credit and Gold Facilities) permit borrowings of up to a maximum aggregate principal amount of $35 million based upon availability under a borrowing base based on eligible receivables and eligible inventory (each as defined), with a sublimit of $5 million for letters of credit and $10 million for gold borrowing or consignment.

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined), (b) consolidated EBITDA and (c) interest coverage. Furthermore, the covenants were amended on November 27, 1998, and additional covenants were added in which the Company must not permit its Consolidated Net Worth (as defined in the Bank Agreement) as of March 30, 1999 to be less than $42 million, not pay the management fee unless at the time of payment (A) no Event of Default shall have occurred and be continuing or would result from the payment thereof; (B) the Short Term Revolving Credit shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement) and will not permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of August 29, 1998 and August 30, 1997. However, the Company may enter into additional transactions which may require further amendments in the upcoming year. Management believes the Company can maintain compliance pursuant to the amended Bank Agreement throughout the next year.

Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined) and Eligible Inventory (as defined) of the Company. The Borrowing Base is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At August 29, 1998, the Company had no availability under the revolving credit facility and $6,214,00 available under the gold facility.

SHORT TERM REVOLVING CREDIT

On August 26, 1998, the Company obtained a short-term line of credit (Short Term Revolving Credit) pursuant to which the Company may, from time to time, borrow up to $8,000,000 from BankBoston, N.A. (BankBoston) until March 31, 1999. At August 29, 1998, the Company had $7,267,000 available under the Short Term Revolving Credit. Amounts outstanding under the Short Term Revolving Credit bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. All amounts borrowed pursuant to the Short Term Revolving Credit are due and payable on March 31, 1999. Any Events of Default under the Bank Agreement will also constitute an Event of Default under the Short Term Revolving Credit. Pursuant to the terms of the Company's Bank Agreement, the Company is prohibited from repaying the outstanding principal of the Short Term Revolving Credit unless at the time of repayment both before and after giving effect to such repayment, no Default or Event of Default (as defined in the Bank Agreement) exists under the Bank Agreement and the Borrowing Base exceeds all outstanding amounts under the Bank Agreement by at least $2 million. The Short Term Revolving Credit is unsecured. All of the Company's obligations under the Short Term Revolving Credit are guaranteed by CHPII. The Company has agreed to indemnify CHPII and pay CHPII upon demand any amounts that CHPII must pay pursuant to the guaranty. The Short Term Revolving Credit constitutes Designated Senior Indebtedness for purposes of the Indenture.

The long-term debt outstanding as of August 29, 1998, matures as follows (in thousands):


   Fiscal Year Ending                      Amount Maturing
                                           -----------------
   1999                                    $       1,983
   2000                                            1,750
   2001                                            2,500
   2002                                           25,089
   2003                                            8,500
   Thereafter                                     94,500
                                           -----------------
                                           $     134,322
                                           =================

The weighted average interest rate of debt outstanding as of August 29, 1998 and August 30, 1997 was 10.3 percent and 10.5 percent respectively.

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold approximating $10 million or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the fiscal years ended August 29, 1998 and August 30, 1997 (see Note 1), the Company expensed approximately $230,000 and $203,000 respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of August 29, 1998 and August 30, 1997 the Company held approximately 13,846 ounces and 16,265 ounces, respectively, valued at $3.8 million and $5.3 million, respectively, of gold on consignment from one of its lenders.

The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of August 29, 1998 and August 30, 1997, based upon current rates offered for debt with the same or similar debt terms.

 (10)    COMMITMENTS AND CONTINGENCIES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2005. The Company's commitments under the noncancelable portion of all operating leases for the next five years and thereafter as of August 29, 1998, are approximately as follows (in thousands):


    Fiscal Year Ending                        Commitment
                                           -----------------
    1999                                   $       1,268
    2000                                           1,028
    2001                                             693
    2002                                             164
    2003                                             101
    Thereafter                                        67
                                           -----------------
                                           $       3,321
                                           =================

Lease and rental expense included in selling, general and administrative expenses in the accompanying statement of operations amounts to approximately $773,000 and $1,056,000 for the fiscal years ended August 29, 1998 and August 30, 1997, respectively (see Note 1).

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

At the purchase date (December 16, 1996), CBI assumed this pre-existing liability and recorded the APBO of $5.5 million in purchase accounting.

The following table sets forth the plan status (in thousands):


                                           August 29,           August 30,
                                              1998                 1997
                                        -----------------    -----------------
Accumulated postretirement benefit
obligation
         Retired employees              $     (1,456)        $     (5,559)
         Active employees                          -                    -
                                        -----------------    -----------------
         Total                          $     (1,456)        $     (5,559)
Plan assets at fair value                          -                    -
                                        -----------------    -----------------
         Unfunded  accumulated benefit
         obligation in excess of plan
         assets                         $     (1,456)        $     (5,559)
         Unrecognized net gain                  (187)                 125
         Unrecognized prior service
         costs                                (1,739)                   -
                                        -----------------    -----------------
Accumulated post retirement medical
benefit cost, current and long-term     $     (3,382)        $     (5,434)
                                        =================    =================

The net periodic postretirement benefit cost for the fiscal years ended August 29, 1998 and August 30, 1997 (see Note 1), includes the following components (in thousands):


                                                    August 29,           August 30,
                                                       1998                 1997
                                                  ----------------     ----------------
Service costs, benefits attributed to service
during the period                                 $          -         $          -
Interest cost                                              100                  302
Actual return on assets                                      -                    -
Recognition of transition obligation                         -                    -
Net amortization and deferral                             (619)                   -
                                                  ----------------     ----------------
         Net periodic postretirement benefit
         cost (income)                            $       (519)        $        302
                                                  ================     ================

For measurement purposes, a 5.0% annual rate of increase in the per-capital cost of covered health care benefits was assumed. The health care cost trend rate assumption has a significant effect on the amounts reported.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25 percent and 8.0 percent compounded annually for fiscal 1998 and 1997, respectively. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

DEFERRED COMPENSATION

The Company has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date.

(12)     INCOME TAXES

For the fiscal years ended August 29, 1998 and August 30, 1997, the net current and deferred provision and/or benefit is $0 as a valuation allowance exists due to the net operating losses incurred by the Company.

The Company's effective tax rate differs from the federal statutory rate of 34 percent for the fiscal years ended August 29, 1998 and August 30, 1997, due to the following (in percentages):


                                  August 29, 1998      August 30, 1997
                                 -----------------    -----------------
   Computed tax benefit at
   statutory rate                        (34.0)%              (34.0)%
   State taxes                            (5.0)                (5.0)
   Change in assets and
   liabilities, net                        4.6                 14.4
   Increase in valuation
   allowance                              34.4                 24.6
                                 -----------------    -----------------
   Total effective tax rate                0.0%                 0.0%
                                 =================    =================

Deferred tax assets and liabilities as of August 29, 1998 and August 30, 1997, consist of the following (in thousands):

Deferred tax assets -


                                   August 29, 1998      August 30, 1997
                                   -----------------    -----------------
   Allowances and reserves         $         1,947      $         1,557
   Net operating loss
   carryforwards                            10,995                6,445
   Other                                     1,248                1,000
                                   -----------------    -----------------
   Total gross deferred tax
   assets                          $        14,190      $         9,002
   Less - Valuation allowance               (3,776)              (2,180)
                                   -----------------    -----------------
   Net deferred tax assets         $        10,414      $         6,822
                                   -----------------    -----------------

Deferred tax liabilities -


   Property, plant and equipment,
   principally due to differences
   in depreciation                 $        3,536        $           829
   Goodwill basis difference                6,878                  5,993
                                   -----------------     -----------------
   Total deferred tax liabilities  $       10,414        $         6,822
                                   -----------------     -----------------
   Net  deferred tax assets
   (liabilities)                   $            -        $             -
                                   =================     =================

The valuation allowance has been established due to uncertainty surrounding the realizability of the deferred tax assets, principally the net operating loss carryforwards.

For tax reporting purposes, the Company has U.S. net operating loss carryforwards of approximately $28.2 million and $16.5 million as of August 29, 1998 and August 30, 1997, respectively. Utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire in years 2017 and 2018 if not utilized.

(13)      STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. The Company currently has issued and outstanding 100,000 shares of Series A Preferred, 377,156 shares of Series B Preferred and 377,156 shares of Common Stock.

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

In accordance with a subscription agreement entered into by the Company and CHPII and certain of its affiliates (the Castle Harlan Group), the Company granted the Castle Harlan Group certain registration rights with respect to the shares of capital stock owned by them pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act of 1933 at any time at the request of the Castle Harlan Group. The Company also granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares of capital stock by the Company.

STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance; 36,109 of those shares were available for grant to directors and employees of the Company as of August 29, 1998. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1997 Stock Option Plan. Accordingly, no compensation cost has been recognized for its 1997 Stock Option Plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and net loss per share for the year ended August 30, 1997 and August 29, 1998 would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                     August 29, 1998       August 30, 1997
                                                  -------------------     -----------------
Net loss to common stockholders   As reported          $(5,837)                $(9,717)
                                  Pro forma             (5,862)                 (9,719)
Basic and diluted loss per share  As reported           (15.55)                 (25.91)
                                  Pro forma             (15.62)                 (25.92)

Compensation expense for options is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

Incentive stock options for 31,971 shares and 34,470 shares and nonqualified stock options for 1,874 shares and -0- shares of the Company's Common Stock were outstanding as of August 29, 1998 and August 30, 1997, respectively. A summary of the status of the Company's 1997 Stock Option Plan as of August 29, 1998 and August 30, 1997, and changes during the fiscal years then ended are presented below:

                                            August 29, 1998                        August 30, 1997
                                    ---------------------------------     ----------------------------------
                                                         Weighted                              Weighted
                                                         Average                                Average
                                                         Exercise                              Exercise
Fixed Options                          Shares             Price             Shares               Price
--------------------------------    -------------     ---------------     --------------    ----------------
Outstanding at beginning of
fiscal year                              34,470       $        6.67                 -       $          -
Granted                                   1,874                6.67            34,470               6.67
Exercised                                     -                   -                 -                  -
Canceled                                 (2,499)               6.67                 -                  -
                                    -------------     ---------------     --------------    ----------------
Outstanding at end of fiscal year        33,845       $        6.67            34,470       $       6.67
                                    =============     ===============     ==============    ================

Options exercisable at year-end               -                                     -
Weighted average fair value of
options granted during the
fiscal year ended                                     $        3.60                         $       3.71

                                     -49-

The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998 and 1997 respectively: dividend yield of nil in both fiscal years; expected volatility of 27.36 percent and 29.30 percent, respectively; risk-free interest rate of 6.01 percent and 6.14 percent respectively; and expected life of 10 years in both fiscal years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

INCENTIVE STOCK PURCHASE PLAN

On July 7, 1998 the stockholders of the Company unanimously approved and adopted the Commemorative Brands, Inc. Incentive Stock Purchase Plan (the Plan). Pursuant to the terms of the Plan, the Company may from time to time offer shares of the Company's Class B Preferred Stock and Common Stock to employees, consultants and independent sales representatives who are determined to be eligible to purchase shares pursuant to the Plan by the Plan Administrator (as defined in the Plan) upon such terms and at such prices as are set forth in the Plan and as are determined by the Plan Administrator.

On July 20, 1998, the Company commenced an offering of up to an aggregate of 18,750 shares of each of the Company's Common Stock and Series B Preferred Stock to eligible employees, consultants and independent sales representatives. The offering is currently scheduled to terminate on December 22, 1998.

(14)     RELATED - PARTY TRANSACTIONS

The Company has agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amounts that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short Term Revolving Credit.

On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey H. Brennan, President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which is due and payable in full on June 16, 2003, and which bears interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan has granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares have been deposited as collateral security for the repayment in full of the promissory note. The Company also lent another officer of the Company the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The balance of $100,000 is included in prepaid expenses and other current assets on the accompanying balance sheet as of August 29,1998.

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Indenture prohibits payment of the management fee in the Event of a Default by the Company in the payment of principal, Redemption Price, Purchase Price, (both as defined in the Indenture), Interest, or Liquidated Damages (if any) on the Notes. The Bank Agreement prohibits payment of the management fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the management fee; (ii) the Short Term Revolving Credit shall have been paid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement).

(15)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the Company for the fiscal year ended August 29, 1998, is as follows:

                                                                                       Third Quarter
                                             First Quarter       Second quarter            Ended           Fourth Quarter
                                            Ended November       Ended February           May 30,               Ended
                                               30, 1997             28, 1998               1998            August 29, 1998
                                            ----------------     ----------------     ----------------     ----------------
                                                                 (In thousands, except share data)
    Net sales                               $     38,364         $     44,168         $     43,085         $     25,484
                                            ----------------     ----------------     ----------------     ----------------
    Gross profit                            $     21,138         $     24,401         $     22,954         $      9,993
                                            ----------------     ----------------     ----------------     ----------------
    Net income (loss)                       $        978         $      2,067         $        308         $     (7,990)
                                            ----------------     ----------------     ----------------     ----------------
    Net income (loss) to common
    stockholders                            $        678         $      1,767         $          8         $     (8,290)
                                            ----------------     ----------------     ----------------     ----------------
    Basic and diluted earnings (loss) per
    share                                   $       1.81         $       4.71         $       0.02         $     (22.03)
                                            ----------------     ----------------     ----------------     ----------------
    Weighted average common shares
    outstanding and common and common
    equivalent shares outstanding                375,000              375,000              375,000              376,294
                                            ----------------     ----------------     ----------------     ----------------

Summarized quarterly financial data for the Company for the fiscal year ended August 30, 1997, is as follows:

                                         Second Quarter        Third Quarter
                                             Ended                 Ended           Fourth Quarter
                                            March 1,              May 31,               Ended
                                              1997                 1997            August 30, 1997
                                        -----------------     ----------------     ----------------
                                                    (In thousands, except share data)
Net sales                               $     24,751          $     36,927         $      25,922
                                        -----------------     ----------------     ----------------
Gross profit                            $     10,509          $     18,423         $      13,479
                                        -----------------     ----------------     ----------------
Net income (loss)                       $     (3,861)         $       (874)        $      (4,132)
                                        -----------------     ----------------     ----------------
Net income (loss) to common
stockholders                            $     (4,111)         $     (1,174)        $      (4,432)
                                        -----------------     ----------------     ----------------
Basic and diluted earnings (loss) per
share                                   $     (10.96)         $      (3.13)        $      (11.82)
                                        -----------------     ----------------     ----------------
Weighted average common shares
outstanding and common and common
equivalent shares outstanding                375,000               375,000               375,000
                                        =================     ================     ================

Commemorative Brands, Inc., completed the Acquisitions of ArtCarved and Balfour on December 16, 1996, and prior to such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Stockholders of
Commemorative Brands, Inc.:

We have audited the accompanying statements of income (loss), changes in advances and equity (deficit) and cash flows of the class rings business (ArtCarved) of CJC Holdings, Inc. (a Texas corporation), for the fiscal year ended August 31, 1996, and for the period from September 1, 1996, through December 16, 1996. These financial statements are the responsibility of Artcarved's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of ArtCarved's (as defined above) operations and its cash flows for the fiscal year ended August 31, 1996, and for the period from September 1, 1996, through December 16, 1996, in conformity with generally accepted accounting principles.




Houston, Texas
October 24, 1997

            CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)

                          STATEMENTS OF INCOME (LOSS)

                                (In Thousands)

                                                                                    For the Period
                                                                                         From
                                                                                     September 1,
                                                                Fiscal Year             1996,
                                                                   Ended               Through
                                                                 August 31,          December 16,
                                                                    1996                 1996
                                                              -----------------    ------------------
NET SALES                                                     $      70,671        $      27,897

COST OF SALES                                                        32,655               11,988
                                                              -----------------    ------------------
          Gross profit                                               38,016               15,909

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                        (27,940)              (9,862)
                                                              -----------------    ------------------
          Operating income                                           10,076                6,047

INTEREST INCOME                                                         651                   94

INTEREST EXPENSE                                                    (12,558)              (2,970)
                                                              -----------------    ------------------
          Income (loss) before income tax provision                  (1,831)               3,171

INCOME TAX PROVISION                                                      -                    -
                                                              -----------------    ------------------
          Net income (loss)                                   $      (1,831)       $       3,171
                                                              -----------------    ------------------
                                                              -----------------    ------------------

     The accompanying notes are an integral part of these financial statements.

             CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)


            STATEMENTS OF CHANGES IN ADVANCES AND EQUITY (DEFICIT)

                                (In Thousands)


BALANCE AT AUGUST 26, 1995                                                               $ (53,186)
     Net increase in advances from parent                                                   26,493
     Net loss for the fiscal year ended August 31, 1996                                     (1,831)
                                                                                         ------------
BALANCE AT AUGUST 31, 1996                                                                 (28,524)
     Net increase in advances from parent                                                   18,889
     Net income for the period from September 1, 1996, through December 16, 1996             3,171
                                                                                         ------------
BALANCE AT DECEMBER 16, 1996                                                             $  (6,464)
                                                                                         ------------
                                                                                         ------------

     The accompanying notes are an integral part of these financial statements.

             CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)

                            STATEMENTS OF CASH FLOWS

                                (In Thousands)

                                                                                             For the Period
                                                                     For the Fiscal          from September
                                                                       Year Ended            1, 1996 through
                                                                     August 31, 1996        December 16, 1996
                                                                    -----------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                              $      (1,831)          $          3,171
     Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities-
             Depreciation                                                   1,843                        649
             Amortization                                                   3,172                      1,343
             Provisions for doubtful accounts                                 596                        144
             Discount accretion                                                 -                          -
             Restructuring charges                                              -                          -
             Change in assets and liabilities-
                    Increase in receivables                                  (121)                    (6,951)
                    (Increase) decrease in inventories                     (1,500)                       124
                    (Increase) decrease in prepaid expenses and
                            other current assets                            1,880                      1,378
                    Increase in other assets                               (2,113)                    (3,270)
                    Increase (decrease) in accounts payable                  (391)                     1,424
                    Increase (decrease) in accrued expenses                   128                      3,486
                                                                    -----------------       -------------------
     Net cash provided by operating activities                              1,663                      1,498
                                                                    -----------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                              (844)                      (195)
                                                                    -----------------       -------------------
     Net cash used in investing activities                                   (844)                      (195)
                                                                    -----------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in advances from parent                                    15,620                     18,889

     Note payments                                                        (16,439)                   (14,628)
                                                                    -----------------       -------------------
     Net cash provided by (used in) financing activities                     (819)                     4,261
                                                                    -----------------       -------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                       -                      5,564

CASH AND CASH EQUIVALENTS, beginning of period                                  -                          -
                                                                    -----------------       -------------------
CASH AND CASH EQUIVALENTS, end of period                            $           -           $          5,564
                                                                    -----------------       -------------------
                                                                    -----------------       -------------------

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

All cash balances remained with CJC after sale of the assets. No cash balances have been included in cash and cash equivalents in the accompanying statements of cash flows. All amounts due to/from CJC for ArtCarved's operations have been included in advances and equity (deficit). Also, included in advances and equity (deficit) are all intercompany accounts.

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

RESULTS OF OPERATIONS

The results of operations for the period from September 1, 1996, through December 16, 1996, are not comparable to the results of operations for the fiscal year ended August 31, 1996, and are not necessarily indicative of the results that could be expected for a full fiscal year. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income occurred in the three and one-half month period ended December 16, 1996, related to the back-to-school and pre-holiday season.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH FLOWS

Total cash interest paid during the fiscal year 1996 and for the period from September 1, 1996, to December 16, 1996, was approximately $12,464,000 and $4,405,000, respectively. Total cash paid for income taxes during the fiscal year 1996 and for the period from September 1, 1996, to December 16, 1996, was approximately $83,000 and $-, respectively. Noncash financing activities during the year ended August 31, 1996, include $7,021,000 of accrued interest, which was converted to new subordinated notes, and $7,500,000 of original subordinated notes and $1,873,000 of related accrued interest that were both converted to Series 2 common stock.

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

ADVERTISING EXPENSE

Selling, general and administrative expenses for ArtCarved include advertising expense in the following amounts for the statements of income
(loss) presented (in thousands):


     Period from September 1, 1996, to December 16, 1996          $1,222
     Fiscal year ended August 31, 1996                            $2,989

(4)      RECEIVABLES

Credit is extended to various companies in the retail industry which may be affected by changes in economic or other external conditions. ArtCarved's policy is to manage its exposure to credit risk through credit approvals and limits.

(5)      INVENTORIES

Cost of sales includes depreciation and amortization of the following amounts in the accompanying statements of income (loss) (in thousands):


     Period from September 1, 1996, to December 16, 1996          $  691
     Fiscal year ended August 31, 1996                            $1,709

Inventories are priced using the dollar-value LIFO link-chain method.

(6)      PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (included in cost of sales and selling, general and administrative expenses) recorded in the accompanying statements of income
(loss) is as follows (in thousands):


    Period from September 1, 1996 to December 16, 1996            $  770
    Fiscal year ended August 31, 1996                             $2,026

(7)      GOLD LOAN

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

(8)       LONG-TERM DEBT

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

c. Holders of CJC's Original Subordinated Notes in the amount of $35,000,000 were issued either (i) New Subordinated Notes having an aggregate principal amount equal to the unpaid principal under the Original Subordinated Notes plus accrued interest through June 30, 1995, as well as shares of Series 1 common stock as described in a(ii) above, or (ii) New Subordinated Notes having an aggregate principal amount equal to 50 percent of the unpaid principal under the Original Subordinated Notes plus accrued interest through June 30, 1995, as well as shares of Series 1 common stock as described in a.(ii) above. One holder elected to convert 50 percent of its Original Subordinated Notes (principal amount of $7,500,000 plus accrued interest through June 30, 1995, of approximately $1,873,000) into Series 1 common stock.

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

(9)      COMMITMENTS AND CONTINGENCIES

ArtCarved leased certain of its manufacturing and office facilities and equipment under various noncancelable operating leases. Expenses under all operating leases for the fiscal year ended August 31, 1996, and for the period from September 1, 1996, to December 16, 1996, are approximately $577,000 and $208,000, respectively.

ArtCarved is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on ArtCarved's results of operations or financial position.

(10)     INCOME TAXES

For the fiscal year ended August 31, 1996, and for the period from September 1, 1996, to December 16, 1996, no current or deferred provision or benefit exists for ArtCarved due to the available operating tax losses and other credit carryforwards of CJC.

The following represents a reconciliation between tax computed by applying the 35 percent statutory income tax rate to income (loss) before income taxes and reported income tax expense for the fiscal year ended August 31, 1996 and the period from September 1, 1996, to December 16, 1996:

                                                                     Period From
                                         Fiscal Year Ended        September 1, 1996,
                                            August 31,              to December 16,
                                               1996                      1996
                                         -----------------       --------------------
Pretax book income (loss)                      (35.0)%                     35.0%
Permanent differences                            3.2                          -
Addition to (utilization of)
  operating loss carryforwards                  31.8                      (35.0)
                                         -----------------       --------------------
                                                   -%                         -%
                                         -----------------       --------------------
                                         -----------------       --------------------

                                      -61-

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

(11)     EMPLOYEE BENEFIT PLANS

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

The following components of net periodic pension income are presented for the hourly class ring employees plan for the fiscal year ended August 31, 1996:


                                                                    Fiscal Year
                                                                        Ended
                                                                     August 31,
                                                                        1996
                                                                 ------------------
      Service cost, benefits earned during the year                  $       -
      Interest cost of projected benefit obligation                          -
      Actual return on plan assets                                           -
      Net amortization and deferral                                          -
                                                                    -------------
             Net  periodic  pension income                           $       -
                                                                    -------------

Assumptions used in accounting for the pension plan for the fiscal year ended August 31, 1996, are as follows:


Discount rate                                                   7.30%
Rate of increase in compensation levels                          N/A
Expected long-term rate of return on assets                     7.30%

CJC has a defined contribution plan that is available to all employees. Employees are eligible to make contributions to the plan after one year of employment. CJC does not make contributions to the plan but pays substantially all administrative fees related to the plan.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To L.G. Balfour Company, Inc.:

We have audited the accompanying statements of operations, stockholder's equity and cash flows of L.G. Balfour Company, Inc. (the Company) (a Delaware corporation), a wholly owned subsidiary of Town & Country Corporation (the Parent) (a Massachusetts corporation), for the year ended February 25, 1996, and for the period from February 26, 1996 to December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of L. G. Balfour Company, Inc.'s operations and its cash flows for the year ended February 25, 1996, and for the period from February 26, 1996 to December 16, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company relies on funding from its Parent to support operations. The Parent is in violation under its various debt agreements and has filed a voluntary petition for relief under Chapter 11 Title 11 of the United States Bankruptcy Code on November 18, 1997; thus, there is no assurance that the Parent will be able to continue to provide financial support to the Company. Therefore, there is substantial doubt about the Company's ability to continue as a going concern. The Parent's plans with regard to these matters, which primarily relate to the sale of the Company, are discussed in Notes 1 and 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Boston, Massachusetts
November 19, 1997

                            L.G. BALFOUR COMPANY, INC.
                             Statements of Operations
                                   (In Thousands)


                                                                                            For the Period
                                                                        For the              From February
                                                                      Year Ended              26, 1996 to
                                                                     February 25,             December 16,
                                                                         1996                   1996(a)
                                                                   -----------------        --------------
    Net Sales                                                         $  71,300              $  60,233

    Cost of Sales                                                        35,598                 29,350
                                                                   -----------------        --------------
        Gross profit                                                     35,702                 30,883
                                                                   -----------------        --------------
    Expenses:

        Selling                                                          27,788                 25,203
        General and administrative (Note 3)                               5,708                  5,817
                                                                   -----------------        --------------
    Total expenses                                                       33,496                 31,020
                                                                   -----------------        --------------
    Other (Income) Expense:
        Gain on sale of facility (Note 1)                                  (418)                     -
        Interest expense (Note 6)                                           583                    454
        Interest on Due to Parent, net (Note 7)                           1,986                  1,499
                                                                   -----------------        --------------
            Net other expense                                             2,151                  1,953
                                                                   -----------------        --------------
            Income (loss) before provision for income taxes                  55                 (2,090)

    Provision for Income Taxes (Notes 1 and 2)                              191                     63
                                                                   -----------------        --------------
    Net Loss                                                          $    (136)              $ (2,153)
                                                                   -----------------        --------------
                                                                   -----------------        --------------

(a) EXCLUDES THE FINANCIAL IMPACT OF THE SALE OF CERTAIN ASSETS AND LIABILITIES OF THE COMPANY DISCUSSED IN NOTE 8.

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                            L.G. BALFOUR COMPANY, INC.

                        Statements of Stockholder's Equity

                                  (In Thousands)


                                                                                                     TOTAL
                                                        ADDITIONAL            ACCUMULATED        STOCKHOLDER'S
                                CAPITAL STOCK         PAID-IN CAPITAL           DEFICIT              EQUITY
                              ------------------     ------------------     ----------------    -----------------
Balance, February 26, 1995    $            4         $       75,970         $    (61,950)       $       14,024
    Net loss                               -                      -                 (136)                 (136)
                              ------------------     ------------------     ----------------    -----------------
Balance, February 25, 1996                 4                 75,970              (62,086)               13,888
    Net Loss                               -                      -               (2,153)               (2,153)
                              ------------------     ------------------     ----------------    -----------------
Balance, December 16, 1996    $            4         $       75,970         $    (64,239)       $       11,735
                              ==================     ==================     ================    =================

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                             L.G. BALFOUR COMPANY, INC.
                                              Statements of Cash Flows
                                                   (In Thousands)


                                                                                          FOR THE PERIOD
                                                                     FOR THE YEAR        FROM FEBRUARY 26,
                                                                         ENDED                1996 TO
                                                                     FEBRUARY 25,          DECEMBER 16,
                                                                         1996                  1996
                                                                    --------------      ------------------
Cash Flows from Operating Activities:
    Net loss                                                        $        (136)          $    (2,153)
    Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities-
       Depreciation and amortization                                        2,026                 1,533
       Gain on sale of property, plant and equipment                         (417)                    -
       Changes in assets and liabilities-
       Increase in accounts receivable                                       (991)               (6,049)
       Decrease in inventories                                                894                 1,774
       Decrease in prepaid expenses and other current assets                  666                   189
       Decrease in other assets                                               129                   160
       Decrease in bank overdraft and accounts payable, net                  (359)                 (234)
       Increase (decrease) in accrued expenses                                133                (2,442)
       Decrease in deferred compensation                                     (341)                  (42)
                                                                    --------------         ---------------
    Net cash provided by (used in) operating activities                     1,604                (7,264)
                                                                    --------------         ---------------
Cash Flows from Investing Activities:
    Proceeds from sale of fixed assets                                        951                   571
    Capital expenditures                                                     (530)                 (345)
                                                                    --------------         ---------------
    Net cash provided by investing activities                                 421                   226
                                                                    --------------         ---------------
Cash Flows from Financing Activities:
       Proceeds from (payments on) borrowings from Parent, net             (1,749)                7,177
       Payments on capital leases                                            (221)                 (200)
                                                                    --------------         ---------------
    Net cash provided by (used in) financing activities                    (1,970)                6,977
                                                                    --------------         ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                           55                   (61)

Cash and Cash Equivalents, beginning of period                                 25                    80

Cash and Cash Equivalents, end of period                            $          80           $        19
                                                                    --------------         ---------------
Supplemental Cash Flow Data:
    Cash paid during the period for-
    Interest                                                        $          52           $        23
                                                                    --------------         ---------------
    Taxes                                                           $         191           $        42
                                                                    --------------         ---------------

Supplemental Disclosures of Noncash Investing and Financing
Activities (Note 1)

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          L.G. BALFOUR COMPANY, INC.

                         Notes to Financial Statements

(1)      Summary of Significant Accounting Policies

         GENERAL

         The accompanying financial statements are for L.G. Balfour Company, Inc. (the Company), a wholly owned subsidiary of Town & Country Corporation (the Parent), for the year ended February 25, 1996 and for the period from February 26, 1996 to December 16, 1996. The accompanying statement of operations for the period from February 26, 1996 to December 16, 1996, does not include the financial impact of the sale of certain assets and liabilities of the Company discussed at Note
         8. Subsequent to December 16, 1996, substantially all of the normal operations of the Company ceased. This subsidiary is engaged in the production and distribution of high school and college class rings on a made-to-order basis. The Company markets directly to students on campus and at campus book stores and offers a variety of graphics products, including graduation announcements, diplomas and memory books, and novelty items, such as T-shirts, key chains and pendants. In addition, the Company sells licensed sports products through retail distribution channels.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement deals with accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

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

         The effects of gold price fluctuations are mitigated by the use of a consignment program with bullion dealers. As the gold selling price for orders is confirmed, the Company's Parent purchases the gold requirements at the then current market prices; any additional requirements for gold are held as consignee. This technique enables the Company to match the price it pays for gold with the price it charges its customers. The Company pays a fee, which is subject to periodic change, for the value of the gold it holds on consignment during the period prior to sale. For the year ended February 25, 1996, these fees totaled approximately $200,000, and for the period from February 26, 1996 to December 16, 1996, these fees totaled $233,000.

         ADVERTISING

         The Company expenses the costs of advertising as incurred. For the year ended February 25, 1996 and for the period from February 26, 1996 to December 16, 1996, advertising expense was approximately $2,465,000 and $2,795,000, respectively.

         PROPERTY, PLANT AND EQUIPMENT

         The Company provides for depreciation, principally using the straight-line method, at rates adequate to depreciate the applicable assets (recorded at cost) over their estimated useful lives, which range from 3 to 20 years. Maintenance and repair items are charged to expense when incurred; renewals and betterments are capitalized. When property, plant and equipment are retired or sold, their costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is included in income. Included in other income in the accompanying statement of operations for fiscal 1996 is a $418,000 gain associated with the sale of one of the Company's manufacturing facilities.

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

         AMORTIZATION OF LONG-TERM INTANGIBLE ASSETS

         The excess $5,612,000 of purchase price over the values assigned to the net assets acquired is being amortized using the straight-line method over approximately 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of the related business units' undiscounted operating income over the remaining life of the goodwill, as well as the sale of the Company (see Note 8), in measuring whether the goodwill is recoverable.

         SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES

         During the period from February 26, 1996 to December 16, 1996, the Company had fixed asset additions of approximately $58,000, funded by increases in capital lease obligations.

(2)      Income Taxes

         The components of the provision for income taxes are as follows:


                                                FOR THE YEAR         FOR THE PERIOD
                                                   ENDED              FROM FEBRUARY
                                                FEBRUARY 25,           26, 1996 TO
                                                    1996               DECEMBER 16,
                                                                          1996
                                              -----------------    -------------------
           Current-
                    Federal                   $           -        $          -
                    State                           191,000              63,000
                                              -----------------    -------------------
                        Total Provision       $     191,000        $     63,000
                                              =================    ===================

The Company's effective tax rate differs from the federal statutory rate of 34% for the year ended February 25, 1996, and for the period from February 26, 1996 to December 16, 1996, due to the following (in thousands):


                                                                                 FOR THE PERIOD
                                                          FOR THE YEAR            FROM FEBRUARY
                                                             ENDED                 26, 1996 TO
                                                          FEBRUARY 25,            DECEMBER 16,
                                                              1996                    1996
                                                       -------------------      ------------------
        Computed tax  provision (benefit)
        at statutory rate                                 $           19           $         (711)
        Increases resulting from state taxes                         191                       63
        Items not deductible for income tax purposes                  65                       32
        (Utilization) deferral of net operating losses               (84)                     679
                                                       -------------------      ------------------
                                                          $          191           $           63
                                                       ===================      ==================

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

(3)      Loss on Assets Held for Sale or Disposal

         In fiscal 1993, the Company's management decided to make changes with respect to certain of its operations. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to reserve for the losses associated with the disposal of certain inventory and fixed assets, including property, plant and equipment of approximately $12.9 million and intangible assets of approximately $1.6 million no longer considered necessary to its future business plans. In fiscal 1996, due to a change in estimates for demolishing the facility, the Company reduced the recorded reserve by approximately $400,000, which is included as a reduction of general and administrative expenses in the accompanying statement of operations. During the period from February 26, 1996 to December 16, 1996, the Company completed the demolition and sale of the manufacturing facility and reduced the recorded reserve by approximately $150,000, which is included as a reduction of general and administrative expenses in the accompanying statement of operations.

(4)      Commitments and Contingencies

         Certain Company facilities and equipment are leased under agreements expiring at various dates through 2009 (see Note 8). Lease and rental expense included in the accompanying statements of operations amounted to approximately $920,000 for the year ended February 25, 1996, and approximately $866,000 for the period from February 26, 1996 to December 16, 1996.

(5)      Reserve on Sales Representative Advances

         The Company advances funds to new sales representatives in order to open up new sales territories or makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts that it estimates to be uncollectible. The following represents the activity associated with the reserve on sales representative advances:


           Valuation and Qualifying Accounts
         -----------------------------------------------------------------------------------------
                                                                            Column C
                                              Column A          Column B    Additions    Column D     Column E
                                              --------          --------    ---------    --------     --------
                                                               Balance at   Charged to               Balance at
                                                                Beginning   Costs and   Deductions--   End of
              For the Period Ended           Description        of Period    Expenses    Describe*     Period
              ---------------------          -----------      ------------  ----------  -----------  ----------
                                        Reserve on Sales
           Twelve Months Ended          Representative
                February 25, 1996       Advances               $2,305,000    $ 659,900   $ 467,900   $2,497,000


           Period from February 26,     Reserve on Sales
                1996  to December 16,   Representative
                1996                    Advances               $2,497,000    $ 502,800  $ 2,255,800  $  744,000

           *REPRESENTS WRITE-OFF OF TERMINATED SALES REPRESENTATIVES AMOUNT AND FORGIVENESS OF AMOUNTS BY THE COMPANY.

(6)      Employee Benefit Plans

         POSTEMPLOYMENT MEDICAL BENEFITS

         In December 1990, the Financial Accounting Standards Board issued SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, which requires that the accrual method of accounting for certain postretirement benefits be adopted. The Company provides certain health care and life insurance benefits for employees who retired prior to December 31, 1990. The Company adopted this statement in fiscal 1994 and is recognizing the actuarial present value of the accumulated postretirement benefit obligation (APBO) of approximately $6.2 million at February 27, 1994 using the delayed recognition method over a period of 20 years (see Note 8).

         The net periodic postretirement benefit costs for the year ending February 25, 1996, and for the period from February 26, 1996 to December 16, 1996, included the following components (in thousands):


                                                                                            FOR THE PERIOD
                                                                      FOR THE YEAR          FROM FEBRUARY
                                                                         ENDED               26, 1996 TO
                                                                      FEBRUARY 25,           DECEMBER 16,
                                                                         1996                    1996
                                                                   ------------------      ----------------
        Service costs--benefits attributed to service
                 during the period                                   $          -           $          -
        Interest cost                                                         444                    344
        Actuarial assumptions                                                   -                      -
        Amortization of unrecognized transition obligation                    323                    255
                                                                   ------------------      ----------------
                     Net periodic postretirement benefit cost        $        767           $        599
                                                                   ==================      ================

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

         DEFERRED COMPENSATION

         The Company has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. The deferred compensation expense for the year ended February 25, 1996 was approximately $50,000, and for the period from February 26, 1996 to December 16, 1996 was approximately $79,000.

(7)      Related Party Transactions

         The Parent administers certain programs (health insurance, workmen's compensation, gold consignment, etc.) and charges all directly identifiable costs to the Company. The Parent does not charge or allocate any indirect costs; however, management believes these amounts are not significant in fiscal 1996 and for the period from February 26, 1996 to December 16, 1996.

         The Parent charged or credited the Company interest on its advances on a monthly basis at a rate of 11.5% in fiscal 1996 and for the period from February 26, 1996 to December 16, 1996. Included in the accompanying statements of operations are net interest charges of $1,986,000 in fiscal 1996, and $1,499,000 for the period from February 26, 1996 to December 16, 1996.

(8)      Sale

         The Parent, having reviewed the Company's performance, concluded that it would be in the best interest of the Parent's investors and creditors to consider opportunities to sell the Company.

         On May 20, 1996 (the Original Agreement), the Parent entered into an agreement to sell certain assets and liabilities of the Company (the Balfour Acquisition) and Gold Lance, Inc. (the Gold Lance Acquisition), another class ring manufacturing subsidiary of the Parent, constituting substantially all of the operations of the Company and Gold Lance, Inc. to Commemorative Brands, Inc. (CBI and formerly Class Rings, Inc. and Scholastic Brands, Inc.), a new company formed by Castle Harlan Partners II, L.P. (CHPII). The Original Agreement was amended on November 21, 1996 (the Modified Agreement), to exclude the Gold Lance Acquisition, among other things. Separately, CBI entered into an agreement with CJC Holdings, Inc. (CJC) to acquire its class ring and recognition and affinity businesses.

         On September 6, 1996, CBI, CHPII and the Parent entered into an Agreement Containing Consent Order (the Consent Agreement) with the Federal Trade Commission (the FTC). Pursuant to the Consent Agreement, CBI has agreed, among other things, not to acquire any assets of or interests in Gold Lance, Inc., which CBI had originally contracted to buy together with the Company. Also, pursuant to the Consent Agreement, the Parent and Gold Lance, Inc. agreed, among other things, not to sell any assets to CBI, other than pursuant to the Balfour Acquisition, or acquire any interest in CBI. In October 1996, the FTC, which had been reviewing the transaction since May 1996, gave preliminary approval to the Modified Agreement. Final FTC approval was received on December 26, 1996.

         On December 16, 1996, the Parent completed the sale of certain assets and liabilities of the Company (the Closing). At the Closing, the Parent received cash equal to the purchase price of $44 million, plus $3.0 million in working capital adjustment from January 28, 1996 to the date of closing, less $14 million, which was placed in escrow pending final FTC approval. CBI also assumed a liability of $4.9 million representing the value of gold on hand as of the Closing. All of the $4.9 million in gold value acquired by CBI was on consignment at the closing date and was neither reflected as an asset or a liability on the Company's balance sheet. The Closing also included the assumption by CBI of a liability related to unamortized postretirement medical benefit obligations, consisting of approximately $5.2 million. This liability did not appear on the Company's balance sheet in the past, as the Company had been recognizing it on the delayed recognition method allowed by SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS (see Note 6). Additionally, CBI assumed an operating lease obligation for a facility in Louisville, Kentucky which runs through August 2, 2005 at an average yearly rental cost of approximately $419,000 (see Note 4). On December 31, 1996, the Parent received the $14 million in escrowed funds. On April 25, 1997, a settlement was reached in which the Parent paid CBI $1.1 million to finalize the purchase price and resolve certain other items.

         The Closing did not include the assumption by CBI of a leased facility in North Attleboro, Massachusetts. On April 24, 1997 (the Lease Amendment Date), the lease was amended, reducing the amount of space and the period of time for which the Company is obligated. The Company's future lease obligation for this facility from the Lease Amendment Date is $16,806 per month from May 17, 1997 through July 31, 1999. The previous lease required yearly payments ranging from $605,000 to $699,000 through May 31, 2009 (see Note 4).

                                  EXHIBIT INDEX

The following exhibits are filed as a part of the report:


Exhibit No.         Designation
-----------         -----------
2.1(a)              Asset purchase Agreement dated as of May 20, 1996 ("ArtCarved Purchase Agreement"), among the Company, CJC and CJC North America, Inc. ("CJCNA").
2.2(a)              First Amendment to the ArtCarved  Purchase  Agreement dated as of November 21, 1996, among the Company, CJC and CJCNA.
2.3(a)              Letter Agreement amending the ArtCarved Purchase Agreement dated December 16, 1996, among the Company, CJC and CJCNA.
2.4(a)              Amended and Restated Asset Purchase Agreement dated as of November 21, 1996
                    ("Balfour Purchase Agreement"), among the Company, Town & Country, L. G. Balfour
                    Company, Inc., and Gold Lance, Inc.
2.5(a)              Letter Agreement amending the Balfour Purchase Agreement dated December 16, 1996, by and among the Company, Town & Country, L. G. Balfour Company, Inc. and Gold
                    Lance.
3.1(a)              Certificate of Incorporation of the Company, as amended.
3.2(a)              Certificate of Designations, Preferences and Rights of Series A Preferred Stock of
                    the Company, effective December 13, 1996, together with a Certificate of Correction thereof.
3.3(a)              Certificate of Designations, Preferences and Rights of Series B Preferred Stock of
                    the Company effective December 13, 1996.
3.4(a)              Restated by-laws of the Company, as amended.
3.5                 Certificate of Increase of Series B Preferred Stock dated June 10, 1998. Filed herewith.
4.1(a)              Indenture dated as of December 16, 1996, between the Company and Marine Midland
                    Bank, as trustee (including the form of Note).
4.2(a)              Form of Note (Included as part of Indenture).
4.3(a)              Registration  Rights Agreement dated as of December 16, 1996, among the Company,
                    Lehman Brothers Inc. and BT Securities Corporation.
4.4                 Amended and Restated Stockholders' and Subscription Agreement, dated as of
                    April 29, 1998, by and among the Company, CHPII, Dresdner Bank AG, Grand Cayman
                    Branch, Offshore, John K. Castle, as Voting Trustee, and the individuals party thereto.  Filed herewith.
4.5(b)              Amended and restated 1997 Stock Option Plan of the Company.  Incorporated by
                    reference to the corresponding Exhibit of the Company's Annual Report - Form 10K
                    (File No. 333-20759) dated August 30, 1997.
9.1                 Voting Trust Agreement, as amended and restated as of April 29, 1998, among the
                    Company, certain stockholders of the Company party thereto and John K. Castle, as
                    Voting Trustee.  Filed herewith.
10.1(a)             Revolving Credit, Term Loan and Gold Consignment Agreement dated as of
                    December 16, 1996, among the Company, the lending institutions listed therein and
                    The First National Bank of Boston and Rhode Island Hospital Trust National Bank, as
                    Agents for the Banks.
10.2(a)             Purchase Agreement dated December 10, 1996, among the Company and the Initial
                    Purchasers.
10.3(a)(b)          Employment Agreement dated as of December 16, 1996, between the Company and Jeffrey
                    H. Brennan.
10.4(a)(b)          Employment Agreement dated as of December 16, 1996, between the Company and Richard
                    H. Fritsche.
10.5(a)(b)          Employment arrangements between the Company and Balfour with respect to George Agle.
10.6(a)(b)          Form of Indemnification Agreement between the Company and (i) each director and
                    (ii) certain officers.



10.7                Management Agreement dated as of December 17, 1996, between the Company and Castle
                    Harlan, Inc. Incorporated by reference to the corresponding Exhibit of the
                    Company's Annual Report on Form 10-K (File No. 333-20759) dated August 30, 1997.
10.8                First Amendment to Revolving  Credit, Term Loan and Gold Consignment Agreement,
                    dated March 16, 1998 - incorporated  by reference to Exhibit 10.1 to the Company's
                    Quarterly Report on Form 10-Q (File No. 333-20759) dated February 28, 1998.
10.9                Second Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement,
                    dated July 10, 1998 - incorporated by reference to Exhibit 10.1 to the Company's
10.10               Quarterly Report on Form 10-Q (File No. 333-20759) dated May 30, 1998.
                    Incentive Stock Purchase Plan, effective as of July 7, 1998.  Filed herewith.
10.11               Third  Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement,
                    dated August 26, 1998. Filed herewith.
10.12               Revolving Credit Note, dated as of August 26, 1998, issued by the Company and payable to the order of BankBoston, N.A.  Filed herewith.
10.13               Indemnity Agreement, dated August 26, 1998, by and between the Company and CHPII.
                    Filed herewith.
10.14               Fourth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement,
                    dated November 27, 1998.  Filed herewith.
11.1                Statement re: Computation of per share earnings.  Filed herewith.
27.1                Financial Data Schedule.  Filed herewith.


----------------------
(a) Incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-4 (Registration No. 333-20759), dated April 11, 1997.
(b)      Management contract or compensatory plan or arrangement.