Form 10-Q
period 1998-11-28
COMMEMORATIVE BRANDS INC
filed 1999-01-12
CIK 1031595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------

                                    FORM 10-Q

                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. (Effective December 31, 1997, registrant is no longer subject to such filing requirements.)

                           COMMEMORATIVE BRANDS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 28, 1998

                                     INDEX

                                                                                                            Page
PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

         Consolidated Balance Sheets-
             As of November 28, 1998 (unaudited) and August 29, 1998 (audited)..............................  1

         Consolidated Income Statements-
             For the three months ended November 28, 1998 and November 30, 1997
             (all unaudited)................................................................................  2

         Consolidated Statements of Stockholders' Equity -
             As of  November 28, 1998 (unaudited), August 29, 1998 (audited) and August
             30, 1997 (audited).............................................................................  3

         Consolidated Statements of Cash Flows -
            For the three months ended November 28, 1998 and November 30, 1997
            (all unaudited).................................................................................  4

         Notes to Consolidated Financial Statements........................................................5-14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
            OF OPERATIONS.................................................................................15-21


                                      PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.................................................................................. 22

ITEM 2.  CHANGES IN SECURITIES.............................................................................. 22

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.................................................................... 22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................ 22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................................................... 22

SIGNATURES ................................................................................................. 23

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           COMMEMORATIVE BRANDS, INC.

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                           November 28,      August 29,
                                                                               1998             1998
                                                                           ------------      ----------
                                                                           (Unaudited)       (Audited)
ASSETS
Current assets:
    Cash and cash equivalents                                              $   1,852         $     975
    Accounts receivable, net                                                  37,264            24,705
    Inventories                                                               15,075            14,299
    Prepaid expenses and other current assets                                 10,263            10,517
                                                                            --------          --------
         Total current assets                                                 64,454            50,496

Property, plant and equipment, net                                            37,433            36,294

Trademarks, net                                                               29,235            29,427

Goodwill, net                                                                 79,990            80,517

Other assets                                                                   7,341             7,071
                                                                            --------          --------
Total assets                                                                $218,453          $203,805
                                                                            --------          --------
                                                                            --------          --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Bank overdraft                                                          $  4,737          $  3,138
    Accounts payable and accrued expenses                                     30,489            22,116
    Current portion of long-term debt                                          2,375             1,983
                                                                            --------          --------
         Total current liabilities                                            37,601            27,237

Long-term debt, net of current portion                                       136,757           132,339

Other long-term liabilities                                                    9,562             9,383
                                                                            --------          --------

Total liabilities                                                            183,920           168,959

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 750,000 shares
     authorized (in total)-
        Series A, 100,000 shares issued and outstanding                            1                 1
        Series B, 377,156 and 377,156 shares issued and outstanding                4                 4
    Common Stock, $.01 par value, 750,000 shares authorized,
     377,156 and 377,156 shares issued and outstanding                             4                 4
    Additional paid-in capital                                                50,391            50,391
    Retained earnings (deficit)                                              (15,867)          (15,554)
                                                                            --------          --------
        Total stockholders' equity                                            34,533            34,846
                                                                            --------          --------
        Total liabilities and stockholders' equity                          $218,453          $203,805
                                                                            --------          --------
                                                                            --------          --------

                The accompanying notes are an integral part of these
                        consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                      For Three Months   For Three Months
                                                            Ended              Ended
                                                         November 28,       November 30,
                                                             1998               1997
                                                         ------------       ------------
Net sales                                                  $ 41,178          $ 38,364
Cost of sales                                                17,207            17,226
                                                           --------          --------
Gross profit                                                 23,971            21,138

Selling, general and administrative expenses                 20,208            16,560
                                                           --------          --------
Operating income                                              3,763             4,578
Interest expense, net                                         3,746             3,600
                                                           --------          --------
         Income before provision for income taxes                17               978
Provision for income taxes                                       30                --
                                                           --------          --------
         Net income (loss)                                 $    (13)         $    978
Preferred dividends                                            (300)             (300)
                                                           --------          --------
         Net income (loss) to common stockholders          $   (313)         $    678
                                                           --------          --------
                                                           --------          --------
         Basic and diluted earnings
           (loss) per share                                $  (0.83)         $   1.81
                                                           --------          --------
                                                           --------          --------
Weighted average common shares outstanding and
 common and common equivalent shares outstanding            377,156           375,000
                                                           --------          --------
                                                           --------          --------

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

                                COMMEMORATIVE BRANDS, INC.

                                CONSOLIDATED STATEMENTS OF
                                   STOCKHOLDERS' EQUITY

                             (In thousands, except share data)
                                         (Unaudited)

                                                                                  Additional Retained
                                                                                    paid-in  earnings
                                            Preferred Stock          Common Stock   capital  (deficit)     Total
                                 --------------------------------  ---------------  -------  ---------     -----
                                    Series A         Series B
                                 ---------------  ---------------  ---------------
                                 Shares   Amount  Shares   Amount  Shares   Amount
                                 ---------------  ---------------  ---------------
Balance, August 30,
 1997 (audited)                 100,000    $ 1    375,000   $ 4    375,000   $ 4    $50,161     (9,717)   $40,453

Issuance of Common stock             --     --         --    --      2,156    --         14         --         14

Issuance of Preferred Stock          --     --      2,156    --         --    --        216         --        216

Accrued Preferred Stock
 Dividends                           --     --         --    --         --    --         --     (1,200)    (1,200)

Net Loss                             --     --         --    --         --    --         --     (4,637)    (4,637)
                                -------    ---    -------   ---    -------   ---    -------   --------    -------
Balance, August 29, 1998
 (audited)                      100,000      1    377,156     4    377,156     4     50,391    (15,554)    34,846

Accrued Preferred Stock
 Dividends                           --     --         --    --         --    --         --       (300)      (300)

Net loss                             --     --         --    --         --    --         --        (13)       (13)
                                -------    ---    -------   ---    -------   ---    -------   --------    -------
Balance, November 28, 1998
 (unaudited)                    100,000    $ 1    377,156   $ 4    377,156   $ 4    $50,391   ($15,867)   $34,533
                                -------    ---    -------   ---    -------   ---    -------   --------    -------
                                -------    ---    -------   ---    -------   ---    -------   --------    -------

                    The accompanying notes are an integral part of
                        these consolidated financial statements.

                                COMMEMORATIVE BRANDS, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (In thousands)
                                         (Unaudited)

                                                                        For the Three Months Ended
                                                                       ------------------------------
                                                                       November 28,      November 30,
                                                                           1998             1997
                                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $    (13)        $    978
  Adjustments to reconcile net loss to net
    cash used in operating activities-
         Depreciation and amortization                                      1,738            1,678
         Provision for doubtful accounts                                      195              177
         Changes in assets and liabilities-
            Increase in receivables                                       (12,754)         (10,652)
            Increase in inventories                                          (776)          (2,450)
            Decrease in prepaid expenses and other current assets             254            1,510
            Increase in other assets                                         (271)            (390)
            Increase in bank overdraft, accounts payable and
              accrued expenses                                              9,851            4,125
                                                                         --------         --------
                  Net cash used in operating activities                    (1,776)          (5,024)
                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                               (2,157)          (1,448)
                                                                         --------         --------
                  Net cash used in investing activities                    (2,157)          (1,448)
                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Payments on term loan facility, net                                 (250)            (125)
         Note borrowings, net                                               5,060            6,700
                                                                         --------         --------
                  Net cash provided by financing activities                 4,810            6,575

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          877              103

CASH AND CASH EQUIVALENTS,  beginning of period                               975            2,174
                                                                         --------         --------
CASH AND CASH EQUIVALENTS, end of period                                 $  1,852         $  2,277
                                                                         --------         --------
                                                                         --------         --------
SUPPLEMENTAL DISCLOSURE
         Cash paid during the period for -
               Interest                                                  $    988         $    346
                                                                         --------         --------
                                                                         --------         --------
               Taxes                                                     $     17               --
                                                                         --------         --------
                                                                         --------         --------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
 ACTIVITIES
         Accrued preferred stock dividends                               $    300         $    300
                                                                         --------         --------
                                                                         --------         --------

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 28, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1999.

(2)  MERGERS AND ACQUISITIONS

On December 16, 1996, the Company completed the acquisitions (the Acquisitions) of substantially all of the scholastic and recognition and affinity product assets and businesses of the ArtCarved Class Rings (ArtCarved) operations of CJC Holdings, Inc. (CJC) from CJC and of L. G. Balfour Company, Inc. (Balfour) from Town & Country Corporation (Town & Country).

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

The following represents the allocation of the purchase prices for ArtCarved and Balfour to their respective assets and liabilities based on third-party appraisals and management's estimate of fair values. The allocation of the purchase prices (including transaction costs) for the Acquisitions is as set forth below (in thousands):

                                                  ArtCarved          Balfour
                                                  ---------         ---------
     Current assets                               $  23,220         $  35,497
     Property, plant and equipment                   17,039            15,042
     Goodwill                                        64,127            17,885
     Trademarks                                      17,740            13,000
     Other long-term assets                           1,687               171
     Accounts payable and accrued expenses           (6,066)          (22,334)
     Other long-term liabilities                         --            (6,808)
                                                  ---------         ---------
                                                  $ 117,747         $  52,453
                                                  ---------         ---------
                                                  ---------         ---------

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END

CBI uses a 52/53-week fiscal year ending on the last Saturday of August.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS CONDITIONS

The results of operations of the Company for the fiscal year ended August 29, 1998 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation and integration of operations required substantial time and cost due to complications arising from the integration of the different order entry and manufacturing processes required for the Balfour ring product line. The time to train new personnel to implement the Balfour class ring operations was extensive and resulted in ring manufacturing headcount levels higher than those experienced by the predecessor companies through fiscal 1998. The consolidation of the Attleboro and North Attleboro, Massachusetts operations in Austin, Texas facilities occurred during the fiscal year ended August 30, 1997 and the integration of these operations was substantially completed in the fiscal year ended August 29, 1998. There can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any costs savings that may result from such integration.

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

The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure", for the fiscal year ended August 29, 1998. It requires an entity to explain in summary form within its financial statements the pertinent rights and privileges of the various securities outstanding. This information is included primarily in Notes 5 and 8.

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

SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", is required to be adopted by the Company for fiscal year ending August 28, 1999. It revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans.

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

(4)  INVENTORIES

A summary of inventories is as follows (in thousands):

                           November 28,      August 29,
                              1998             1998
                           -----------       ---------
     Raw materials          $ 8,697           $ 8,754
     Work in process          4,778             3,139
     Finished goods           1,600             2,406
                            -------           -------
                            $15,075           $14,299
                            -------           -------
                            -------           -------

Cost of sales includes depreciation and amortization of $588,000 and $522,000, for the three months ended November 28, 1998 and November 30, 1997, respectively.

(5)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                  November 28,     August 29,
                                                     1998            1998
                                                  -----------      ---------
     11% senior subordinated notes due 2007        $ 90,000        $ 90,000
     Term loan facility                              23,750          24,000
     Bank revolver                                   24,382          19,589
     Short-term revolving credit                      1,000             733
                                                   --------        --------
          Total debt                               $139,132        $134,322
     Less-current portion                             2,375           1,983
                                                   --------        --------
          Total long-term debt                     $136,757        $132,339
                                                   --------        --------
                                                   --------        --------

11  PERCENT SENIOR SUBORDINATED NOTES

The Company's 11 percent senior subordinated notes mature on January 15, 2007. The notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined in the Indenture) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33-1/3 percent of the original principal amount of the notes at a redemption price equal to 111 percent of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, with the net proceeds of one or more public equity offerings, provided that at least 66-2/3 percent of the original principal amount of the notes remains outstanding immediately after each such redemption.

The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates,
(d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with all debt covenants as of November 28, 1998 and August 29, 1998.

REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

The Company has a revolving credit, term loan and gold consignment agreement which was entered into as of December 16, 1996 (as amended, the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and from time-to-time may borrow up to $35 million under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments which commenced March 31, 1997.

REVOLVING CREDIT AND GOLD FACILITIES

The revolving credit and gold facilities (the Revolving Credit and Gold Facilities) permit borrowings of up to a maximum aggregate principal amount of $35 million based upon availability under a borrowing base based on eligible receivables and eligible inventory (each as defined in the Revolving Credit and Gold Facilities), with a sublimit of $5 million for letters of credit and $10 million for gold borrowing or consignment.

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined in the Bank Agreement), (b) consolidated EBITDA and (c) interest coverage. The financial covenants were amended on November 27, 1998, and additional covenants were added pursuant to which the Company agreed that it would not (i) permit its Consolidated Net Worth (as defined in the Bank Agreement) as of March 30, 1999 to be less than $42 million, (ii) pay the management fee payable to Castle Harlan, Inc. (see Note 9) unless at the time of payment (A) no Event of Default (as defined under the Bank Agreement) shall have occurred and be continuing or would result from the payment thereof; (B) the Short Term Revolving Credit (see "Short-Term Revolving Credit" below) shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement) and
(iii) permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of November 28, 1998 and August 29, 1998. In light of the Company's current financial position and the results of operations for the three months ended November 28, 1998, there can be no assurance that the Company will in the future meet these net worth and other financial covenants under the Bank Agreement.

Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At November 28, 1998, the Company had $618,000 available under the revolving credit facility and $3,804,000 available under the gold facility.

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the three months ended November 28, 1998 and November 30, 1997 (see Note 1), the Company expensed approximately $62,000 and $78,000 respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of November 28, 1998 and August 29, 1998, the Company held approximately 20,920 ounces and 13,846 ounces, respectively, valued at $6.2 million and $3.8 million, respectively, of gold on consignment from one of its lenders.

SHORT TERM REVOLVING CREDIT

On August 26, 1998, the Company obtained a short-term line of credit (the Short Term Revolving Credit) pursuant to which the Company may borrow up to $8,000,000 from BankBoston, N.A. (BankBoston) from time to time, until March 31, 1999. At November 28, 1998 and August 29, 1998, the Company had $7,000,000 and $7,267,000, respectively, available under the Short Term Revolving Credit. Amounts outstanding under the Short Term Revolving Credit bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. All amounts borrowed pursuant to the Short Term Revolving Credit are due and payable on March 31, 1999. Any Event of Default under the Bank Agreement will also constitute an Event of Default under the Short Term Revolving Credit. Pursuant to the terms of the Company's Bank Agreement, the Company is prohibited from repaying the outstanding principal of the Short Term Revolving Credit unless at the time of repayment both before and after giving effect to such repayment, no Default or Event of Default (as defined in the Bank Agreement) exists under the Bank Agreement and the Borrowing Base exceeds all outstanding amounts under the Revolving Credit and Gold Facilities by at least $2 million. The Short Term Revolving Credit is unsecured. All of the Company's obligations under the Short Term Revolving Credit are guaranteed by CHPII. The Company has agreed to indemnify CHPII and pay CHPII upon demand any amounts that CHPII must pay pursuant to the guaranty (see Note 9). The Short Term Revolving Credit constitutes Designated Senior Indebtedness for purposes of the Indenture.

The long-term debt outstanding as of November 28, 1998, matures as follows (in thousands):


                                    Amount
                                  Maturing
     Fiscal Year Ending           --------
     1999                         $  2,375
     2000                            1,750
     2001                            2,500
     2002                           29,507
     2003                            8,500
     Thereafter                     94,500
                                  --------
                                  $139,132
                                  --------
                                  --------

The weighted average interest rate of debt outstanding under the Bank Agreement as of November 28, 1998 and August 29, 1998 was 10.2% and 10.3%, respectively. The weighted average interest rate under the Short Term Revolving Credit as of November 28, 1998 and August 29, 1998 was 8.2% and 8.5%, respectively.

(6)  COMMITMENTS AND CONTINGENCIES

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

(7)  INCOME TAXES

For the three months ended November 28, 1998 and November 30, 1997, the Company expensed $0.3 million and $0 million, respectively, related to state income taxes. There is no federal income tax provision as a valuation allowance exists due to the net operating losses incurred by the Company.

(8)  STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of preferred stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. The Company currently has issued and outstanding 100,000 shares of Series A Preferred, 377,156 shares of Series B Preferred and 377,156 shares of Common Stock.

SERIES A PREFERRED STOCK (SERIES A PREFERRED)

The holders of shares of Series A Preferred are not entitled to voting rights. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis. Dividends on the Series A Preferred accrue from the date of issuance (December 16, 1996) to the last date to which dividends have been paid at a rate of 12 percent per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends which are declared shall be paid pro rata to the holders. No dividends or interest shall accrue on any accrued and unpaid dividends. The Company's 11 percent senior subordinated notes and bank debt restrict the Company's ability to pay dividends on the Series A Preferred.

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

In accordance with a subscription agreement entered into by the Company and CHPII and certain of its affiliates (the Castle Harlan Group), the Company granted the Castle Harlan Group certain registration rights with respect to the shares of capital stock owned by them pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act of 1933, as amended, at any time at the request of the Castle Harlan Group. The Company also granted to the Castle Harlan Group unlimited piggyback registration rights on certain registrations of shares of capital stock by the Company.

STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 36,109 of those shares were available for grant to directors and employees of the Company as of August 29, 1998. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at the fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

INCENTIVE STOCK PURCHASE PLAN

On July 7, 1998 the stockholders of the Company unanimously approved and adopted the Commemorative Brands, Inc. Incentive Stock Purchase Plan (the
Plan). Pursuant to the terms of the Plan, the Company may from time to time offer shares of the Company's Series B Preferred Stock and Common Stock to employees, consultants and independent sales representatives who are determined to be eligible to purchase shares pursuant to the Plan by the Plan Administrator (as defined in the Plan) upon such terms and at such prices as are set forth in the Plan and as are determined by the Plan Administrator.

On July 20, 1998, the Company commenced an offering of up to an aggregate of 18,750 shares of each of the Company's Common Stock and Series B Preferred Stock to eligible employees, consultants and independent sales representatives. The offering was terminated on December 22, 1998 prior to the consummation thereof and no Company shares were sold pursuant thereto.

(9)  RELATED - PARTY TRANSACTIONS

The Company has agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amounts that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short Term Revolving Credit (see Note 5).

On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey H. Brennan, President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which is due and payable in full on June 16, 2003, and which bears interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan has granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares have been deposited as collateral security for the repayment in full of the promissory note. The Company also lent another officer of the Company the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The balance of $100,000 is included in prepaid expenses and other current assets on the accompanying balance sheets as of November 28, 1998 and August 29, 1998.

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The management fee for the three months ended November 28, 1998 has been accrued, but not paid. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Indenture prohibits payment of the management fee in the Event of a Default by the Company in the payment of principal, Redemption Price, Purchase Price, (both as defined in the Indenture), Interest, or Liquidated Damages (if any) on the Notes. The Bank Agreement prohibits payment of the management fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the management fee; (ii) the Short Term Revolving Credit shall have been paid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of the discussion contained in this Item 2, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the Acquisitions, (ii) the term "ArtCarved" refers to the predecessor assets, businesses, and operations of CJC acquired by CBI, (iii) the term "Balfour" refers to the predecessor class rings assets, businesses and operations of L. G. Balfour Company, Inc. acquired by CBI, and (iv) the term "the Company" refers to CBI consolidated with its subsidiaries as combined with ArtCarved and Balfour after giving effect to the Acquisitions.

         On December 16, 1996, CBI completed the Acquisitions. CBI was initially formed by Castle Harlan Partners II, L.P. ("CHPII"), a Delaware limited partnership and private equity investment fund, in March 1996 for the purpose of acquiring ArtCarved and Balfour. Until December 16, 1996, CBI engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

         The Company uses a 52/53 week fiscal year ending on the last Saturday of August.

RESULTS OF OPERATIONS

         The results of operations of the Company for the three months ended November 30, 1997, were negatively impacted due to excess costs and inefficiencies resulting from additional labor and overhead incurred to manufacture Balfour rings during the consolidation of the former Balfour Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities. Although the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998, there can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any costs savings that may result from such integration.

         During January 1998, the Company began a computer project which, among other things, is intended to (i) convert the more inefficient Balfour computer systems to the more efficient ArtCarved systems, (ii) unify the Company's computer system thereby reducing computer operation and maintenance costs, streamlining and making the Company's order entry system and process more accurate and (iii) eliminating any "Year 2000" problems that may be inherent in the Company's existing computer systems. Management believes that this computer conversion project will be completed by July 1999, although there can be no assurance that it will be completed by that date.

THE COMPANY

         THREE MONTHS ENDED NOVEMBER 28, 1998 AS COMPARED TO THE THREE MONTHS
            ENDED NOVEMBER 30, 1997

         NET SALES - Net sales increased $2.8 million, or 7.3%, to $41.2 million for the three months ended November 28, 1998, as compared to $38.4 million for the three months ended November 30, 1997. The increase in net sales was primarily a result of the 6.7% increase in net sales of high school class rings in the high school in-school sales channel of which 5.3% is related to a volume increase. The remaining increase in net sales was a result of the 2.4% increase in fine paper products and the recognition and affinity jewelry.

         GROSS PROFIT - Gross profit increased $2.8 million, or 13.4%, to $24.0 million for the three months ended November 28, 1998, as compared to $21.1 million for the three months ended November 30, 1997. As a percentage of net sales, gross profit was 58.2% for the three months ended November 28, 1998 compared to 55.1% for the three months ended November 30, 1997. The increase in gross profit was the result of the three months ended November 30, 1997 being adversely affected by the additional costs incurred in connection with the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities and the decrease in gold prices in the three months ended November 28, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $3.6 million, or 22.0%, to $20.2 million for the three months ended November 28, 1998, compared to $16.6 million for the three months ended November 30, 1997. As a percentage of net sales, selling, general and administrative expenses increased to 49.1% for the three months ended November 28, 1998, compared to 43.2% for the three months ended November 30, 1997. The increase in selling, general and administrative expenses was primarily a result of increased commissions due to the increase in net sales volume of high school class rings in the in-school sales channel and the mix of product that had a higher commission rate.

         OPERATING INCOME - As a result of the foregoing, operating income decreased $0.8 million to $3.8 million for the three months ended November 28, 1998 compared to $4.6 million for the three months ended November 30, 1997. As a percentage of net sales, operating income decreased to 9.1% for the three months ended November 28, 1998 compared to 11.9% for the three months ended November 30, 1997.

         INTEREST EXPENSE, NET - Interest expense, net, was $3.7 million for the three months ended November 28, 1998 and $3.6 million for the three months ended November 30, 1997 primarily consisting of interest on the Bank Credit Facility which had an average outstanding balance of $45.1 million and $40.6 million for the three months ended November 28, 1998 and for the three months ended November 30, 1997, respectively, at rates ranging from 8.3% to 10.5% and interest on the $90.0 million of notes, at a rate of 11%.

         PROVISION FOR INCOME TAXES - For the three months ended November 28, 1998 and November 30, 1997, the Company expensed $0.3 million and $0, respectively, related to state income taxes. There is no federal income tax provision as a valuation allowance exists due to the net operating losses incurred by the Company.

         NET INCOME (LOSS) - As a result of the foregoing, net income decreased $1.0 million to a $0 net income for the three months ended November 28, 1998 compared to a net income of $1.0 million for the three months ended November 30, 1997.

         PREFERRED DIVIDENDS - Preferred dividends of $0.3 million were accrued for the three months ended November 28, 1998 and for the three months ended November 30, 1997. No cash dividends were paid in the three months ended November 28, 1998 or in the three months ended November 30, 1997.

         NET LOSS TO COMMON STOCKHOLDERS - As a result of the foregoing, net loss to common stockholders decreased an aggregate of $1.0 million to a net loss to common stockholders of $0.3 million for the three months ended November 28, 1998 compared to a net income to common stockholders of $0.7 million for the three months ended November 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 28, 1998, the Company had a $35.0 million aggregate borrowing limit under the Revolving Credit and Gold Facilities (as defined below) and an $8.0 million short-term line of credit expiring March 31, 1999 (the "Short Term Revolving Credit"). The Company had $24,382,000 outstanding under the Revolving Credit Facility, $6,196,000 outstanding under the Gold Facility and $1,000,000 outstanding under the Short Term Revolving Credit as of November 28, 1998. At November 28, 1998 the Company had $618,000 available under its Revolving Credit Facility, $3,804,000 available under its Gold Facility and $7,000,000 available under its Short Term Revolving Credit. Management believes that cash flows generated by existing operations and its available borrowings under its Bank Credit Facility and Short Term Revolving Credit will be sufficient to fund its ongoing operations. The Company's liquidity needs arise primarily from debt service on the Bank Credit Facility, the Short Term Revolving Credit and the Notes (as defined below), working capital and capital expenditure requirements, and payments required under a Management Agreement with Castle Harlan, Inc. ("CHP Management Fee") (See Related Party Transactions).

         The Company's cash used in operating activities for the three months ended November 28, 1998, was primarily the net result of the seasonality of the Company's scholastic product sales which are the highest between October and December. As a result, receivables and inventories are both at a peak during this time of the year. The increase in inventories for the three months ended November 28, 1998 is only $776,000 compared to the three months ended November 30, 1997 of $2,450,000 due to Balfour high school class rings being shipped late in the prior year as a result of problems encountered in the integration of the Balfour operations. Prepaid and other current assets are lower at this time of year as a result of prepaid advertising costs being amortized over the period in which the sale of product occurs. Also, for the three months ended November 30, 1997, prepaid management fees were lower due to the management fee being prepaid as of January 1997 for a year. The increase in other assets for the three months ended November 28, 1998 and November 30, 1997 was a result of an increase in the manufacture of samples to support the increased sales volume. The increase in overdraft, accounts payable and accrued expenses was also a result of the seasonal nature of the class ring sales. The majority of the increase in overdraft, accounts payable and accrued expenses for the three months ended November 28, 1998 and the three months ended November 30, 1997, was a result of an increase in customer deposits on unshipped class rings of approximately $4,000,000 and $4,500,000, respectively. The remaining increase was due to increased vendor payables and increased commissions owed to the sales representatives and for the three months ended November 30, 1997, the increase was offset by approximately $800,000 of one-time costs associated with the closing of the Attleboro facilities, moving expenses and set-up expenses in Austin. As of November 28, 1998 and August 29, 1998, there was a balance remaining of $0.8 million in reserves for expenses associated with the metal stamping and tooling operations currently in Attleboro.

         Also affecting cash usage in the three months ended November 28, 1998 and November 30, 1997, were capital expenditures of $2.2 million and $1.4 million, respectively. The Company's projected capital expenditures for the fiscal year 1999 are $9.5 million for manufacturing equipment, tools and dies, software development, and the Balfour computer project.

         The following summarizes certain provisions of the bank credit agreement governing the Revolving Credit, Term Loan and Gold Consignment Agreement (as amended, the "Bank Credit Facility"), dated as of December 16, 1996, by and among the Company, as borrower, BankBoston (formerly known as The First National Bank of Boston and successor by merger to Rhode Island Hospital Trust National Bank), Rhode Island Hospital Trust National Bank ("RIHT", and together with BankBoston, as agent, the "Agents") and the financial institutions party thereto, and the Company's Short Term Revolving Credit.

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

         The Term Loan Facility of $23,750,000 matures on December 16, 2003. The Company may prepay the Term Loan Facility at any time, and must repay the Term Loan Facility in 28 consecutive quarterly installments, which commenced March 31, 1997. The final installment of principal of the Term Loan Facility is due and payable on December 16, 2003. In addition, subject to certain exceptions set forth in the Bank Credit Agreement, the Company must make mandatory prepayments of the Term Loan Facility from certain asset sales, equity issuances, and 50% of Consolidated Excess Cash Flow (as defined in the Term Loan Facility).

         Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the "Borrowing Base") based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated weekly. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit Facility to the extent of such excess. At November 28, 1998 the Company had $618,000 available under its Revolving Credit Facility and $3,804,000 available under its Gold Facility.

         The Gold Facility consists of (a) a purchase and consignment facility, pursuant to which BankBoston, as gold agent, on behalf of the lenders under the Gold Facility, will purchase amounts of gold inventory for the Company and sell amounts to the Company, (b) a consignment facility, pursuant to which the gold agent, on behalf of the lenders under the Gold Facility, will obtain and consign amounts of gold to the Company and (c) a revolving loan facility.

         Loans outstanding under the Bank Credit Facility bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate of debt outstanding at November 28, 1998 and August 29, 1998, was 10.2% and 10.3%, respectively.

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

         The Bank Credit Facility contains certain customary affirmative and negative covenants, including, among other things, requirements that the Company (i) periodically deliver certain financial information (including monthly borrowing base, consigned metal and receivables aging reports), (ii) not merge or make certain asset sales, (iii) not permit certain liens to exist on its assets, (iv) not incur additional debt or liabilities except as may be permitted under the terms of the Bank Credit Facility, (v) not make capital expenditures in excess of limits set forth in the Bank Credit Facility, (vi) not declare or make certain dividend payments, (vii) not make certain investments or consummate certain acquisitions, (viii) not enter into any consignment transactions as consignee (except for deliveries of diamonds), (ix) not create a new subsidiary, (x) not establish any new bank account, and (xi) establish concentration accounts with BankBoston and direct all of its depositary banks to transfer all amounts deposited (on a daily basis) to such concentration accounts (for application in accordance with the Bank Credit Facility). In addition, the Company must comply with certain financial covenants, including maintaining a specified minimum interest coverage ratio of Consolidated EBITDA to Consolidated Interest Expense, maximum Consolidated Senior Funded Debt to Consolidated EBITDA, minimum Consolidated EBITDA (as those terms are defined in the Bank Credit Facility) in amounts set forth in the Bank Credit Facility. The financial covenants were amended on November 27, 1998, and additional covenants were added pursuant to which the Company agreed that it would not (i) permit its Consolidated Net Worth (as defined) as of March 30, 1999 to be less than $42,000,000, (ii) pay the CHP Management Fee payable to Castle Harlan Inc. (see Related Party Transactions) unless at the time of payment (A) no Event of Default shall have occurred and be continuing or would result from the payment thereof; (B) the Short Term Revolving Credit shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Credit Facility) and (iii) permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. Most of the covenants apply to the Company and its subsidiaries. The Company was in compliance with all of its covenants under the Bank Credit Facility as of November 28, 1998 and August 29, 1998. In light of the Company's current financial position and the results of operations for the three months ended November 28, 1998, there can be no assurance that the Company will in the future meet these net worth and other financial covenants under the Bank Agreement.

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

         On August 26, 1998, the Company obtained the Short Term Revolving Credit from BankBoston pursuant to which the Company may, from time to time, borrow up to $8,000,000 from BankBoston, until March 31, 1999. At November 28, 1998, the Company had $7,000,000 available under the Short Term Revolving Credit. Amounts outstanding under the Short Term Revolving Credit bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The weighted average interest rate at November 28, 1998 and August 29, 1998, was 8.2% and 8.5%, respectively. All amounts borrowed under the Short Term Revolving Credit are due and payable on March 31, 1999. Any Event of Default under the Bank Credit Facility will also constitute an Event of Default under the Short Term Revolving Credit. Pursuant to the terms of the Company's Bank Credit Facility, the Company is prohibited from repaying the outstanding principal on the Short Term Revolving Credit unless at the time of such repayment and both before and after giving effect to such payment, no Default or Event of Default exists under the Bank Credit Facility and the Borrowing Base exceeds all outstanding amounts under the Revolving Credit and Gold Facilities by at least $2 million. The Short Term Revolving Credit is unsecured. All of the Company's obligations under the Short Term Revolving Credit are guaranteed by CHPII. The Company has agreed to indemnify CHPII and pay CHPII upon demand any amounts that CHPII must pay pursuant to such guaranty. The Short Term Revolving Credit constitutes Designated Senior Indebtedness for purposes of the Indenture.

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

         The Indenture, dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (the "Indenture") pursuant to which the Notes were issued contains certain covenants that, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions, and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with the Indenture covenants at November 28, 1998 and August 29, 1998.

YEAR 2000 COMPLIANCE

         YEAR 2000 ISSUES. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

         COMPLIANCE PROGRAM. In order to address the Year 2000 issue, the Company has conducted a review of its computer systems, applications and equipment and has contacted external parties (such as suppliers) regarding their preparedness for year 2000 to identify the systems that could be affected by the "Year 2000" problem and is making certain investments in its software applications and systems to ensure that the Company's systems and applications function properly to and through the year 2000..

         COMPANY STATE OF READINESS. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. To date, the Company does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is also currently being evaluated.

         The Company expects its Year 2000 conversion project to be completed by July 1999, although there can be no assurance that it can be completed by that date. Failure to meet this schedule could have a material impact on the operations of the Company.

         COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. While the total cost to the company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company in 1999 will range from $0.5 million to $1.0 million. The materiality of the costs of the project and the date when the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. To date, the Company has not expended significant funds related to its Year 2000 compliance assessment.

         RISK OF NON-COMPLIANCE AND CONTINGENCY PLAN. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are order management applications, production applications, financial applications and related third party software. Potential problems if the Year 2000 compliance program is not successful include the Company's inability to produce product, loss of customers and the inability to perform its other financial and accounting functions.

         The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed during 1999. Management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

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

                          PART II. OTHER INFORMATION

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

             None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                    27. Financial Data Schedule for the period ended November 28, 1998.

             (b) The Company did not file any reports on Form 8-K during the three months ended November 28, 1998.

                           COMMEMORATIVE BRANDS, INC.

                                  SIGNATURES

         Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMEMORATIVE BRANDS, INC.



                                       By: /s/ Sherice P. Bench
                                           --------------------------------
                                               Sherice P. Bench
                                               Vice President Finance and
                                               Principal Accounting Officer


Date:  January 12, 1999