Form 10-Q
period 1999-02-27
COMMEMORATIVE BRANDS INC
filed 1999-04-14
CIK 1031595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
                                    FORM 10-Q
                             ----------------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-20759

                             ----------------------

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

                           COMMEMORATIVE BRANDS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 27, 1999
                                      INDEX

                                                                                                     Page
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

      Consolidated Balance Sheets-
         As of February 27, 1999 (unaudited) and August 29, 1998 (audited)......................        1

      Consolidated Statements of Operations-
         For the Three Months Ended February 27, 1999 and February 28, 1998
         (all unaudited)........................................................................        2

      Consolidated Statements of Operations-
         For the Six Months Ended February 27, 1999 and February 28, 1998
         (all unaudited)........................................................................        3

      Consolidated Statements of Stockholders' Equity -
         For the Six Months Ended February 27, 1999 (unaudited) and for the
         Year Ended August 29, 1998 (audited)....................................................       4

      Consolidated Statements of Cash Flows -
         For the Six Months Ended February 27, 1999 and February 28, 1998
         (all unaudited)..........................................................................      5

      Notes to Consolidated Financial Statements...................................................  6-15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..... 16-21

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................    22

Item 2.  Changes in Securities.....................................................................    22

Item 3.  Defaults Upon Senior Securities...........................................................    22

Item 4.  Submission of Matters to a Vote of Security Holders.......................................    22

Item 6.  Exhibits and Reports on Form 8-K..........................................................    22

SIGNATURES.........................................................................................    23


                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           COMMEMORATIVE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                  February 27,        August 29,
                                                                                      1999               1998
                                                                                 --------------      ------------
ASSETS                                                                            (Unaudited)         (Audited)
Current assets:
      Cash and cash equivalents                                                   $       1,719       $       975
      Accounts receivable, net                                                           33,776            24,705
      Inventories                                                                        14,670            14,299
      Prepaid expenses and other current assets                                          10,773            10,517
                                                                                 --------------      ------------
           Total current assets                                                          60,938            50,496

Property, plant and equipment, net                                                       38,797            36,294

Trademarks, net                                                                          29,043            29,427

Goodwill, net                                                                            79,462            80,517

Other assets                                                                              7,845             7,071
                                                                                 --------------      ------------

           Total assets                                                           $     216,085       $   203,805
                                                                                 --------------      ------------
                                                                                 --------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                              $       3,808       $     3,138
      Accounts payable and accrued expenses                                              28,170            22,116
      Current portion of long-term debt                                                   1,500             1,983
                                                                                 --------------      ------------
           Total current liabilities                                                     33,478            27,237

Long-term debt, net of current portion                                                  137,668           132,339

Other long-term liabilities                                                               9,607             9,383
                                                                                 --------------      ------------

           Total liabilities                                                            180,753           168,959

Commitments and contingencies

Stockholders' equity:

      Preferred stock, $.01 par value, 750,000 shares authorized (in total)-
           Series A, 100,000 shares issued and outstanding                                    1                 1
           Series B, 377,156 shares issued and outstanding                                    4                 4
      Common stock, $.01 par value, 750,000 shares authorized, 377,156
           shares issued and outstanding                                                      4                 4
      Additional paid-in capital                                                         50,391            50,391
      Retained earnings (deficit)                                                       (15,068)          (15,554)
                                                                                 --------------      ------------
           Total stockholders' equity                                                    35,332            34,846
                                                                                 --------------      ------------

           Total liabilities and stockholders' equity                             $     216,085       $   203,805
                                                                                 --------------      ------------
                                                                                 --------------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                     For Three Months    For Three Months
                                                                           Ended               Ended
                                                                        February 27,       February 28,
                                                                            1999                1998
                                                                     ----------------    ----------------
Net sales                                                              $    43,323          $    44,168
Cost of sales                                                               18,930               19,767
                                                                     ----------------    ----------------
Gross profit                                                                24,393               24,401

Selling, general and administrative expenses                                19,358               18,558
                                                                     ----------------    ----------------
Operating income                                                             5,035                5,843
Interest expense, net                                                        3,906                3,776
                                                                     ----------------    ----------------
     Income before provision for income taxes                                1,129                2,067
Provision for income taxes                                                      30                    -
                                                                     ----------------    ----------------
     Net income                                                        $     1,099          $     2,067
Preferred dividends                                                           (300)                (300)
                                                                     ----------------    ----------------
     Net income to common stockholders                                 $       799          $     1,767
                                                                     ----------------    ----------------
                                                                     ----------------    ----------------
     Basic and diluted earnings
          per share                                                    $      2.12          $      4.71
                                                                     ----------------    ----------------
                                                                     ----------------    ----------------

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                  377,156              375,000
                                                                     ----------------    ----------------
                                                                     ----------------    ----------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (Unaudited)

                                                                       For Six Months      For Six Months
                                                                           Ended               Ended
                                                                        February 27,        February 28,
                                                                           1999                 1998
                                                                     -----------------    -----------------
Net sales                                                            $    84,501          $    82,532
Cost of sales                                                             36,137               36,993
                                                                     -----------------    -----------------
Gross profit                                                              48,364               45,539

Selling, general and administrative expenses                              39,566               35,118
                                                                     -----------------    -----------------
Operating income                                                           8,798               10,421
Interest expense, net                                                      7,652                7,376
                                                                     -----------------    -----------------
     Income before provision for income taxes                              1,146                3,045
Provision for income taxes                                                    60                -
                                                                     -----------------    -----------------
     Net income                                                      $     1,086          $     3,045
Preferred dividends                                                         (600)                (600)
                                                                     -----------------    -----------------
     Net income to common stockholders                               $       486          $     2,445
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------
     Basic and diluted earnings
          per share                                                  $      1.29          $      6.52
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                377,156              375,000
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                          COMMEMORATIVE BRANDS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         (In thousands, except share data )

                                                            Preferred stock
                                          -----------------------------------------------------
                                                  Series A                     Series B
                                          -------------------------   -------------------------
                                            Shares       Amount         Shares       Amount
                                          -------------------------   -------------------------
Balance, August 30, 1997                      100,000    $       1        375,000    $       4

Issuance of Common Stock                         -            -              -           -

Issuance of Preferred Stock                      -            -             2,156        -

Accrued Preferred Stock dividends                -            -              -           -

Net loss                                         -            -              -           -
                                          -------------------------   -------------------------

Balance, August 29, 1998                      100,000            1        377,156            4

Accrued Preferred Stock dividends                -            -              -           -

Net income                                       -            -              -           -
                                          -------------------------   -------------------------

Balance, February 27, 1999                    100,000    $       1        377,156    $       4
                                          -------------------------   -------------------------
                                               Common stock
                                          ------------------------
                                                                       Additional
                                                                        paid-in          Retained
                                            Shares      Amount          capital      earnings (deficit)      Total
                                          ------------------------    ------------   ------------------    ----------
Balance, August 30, 1997                      375,000   $       4     $    50,161    $         (9,717)     $  40,453

Issuance of Common Stock                        2,156        -                 14             -                   14

Issuance of Preferred Stock                      -           -                216             -                  216

Accrued Preferred Stock dividends                -           -               -                 (1,200)        (1,200)

Net loss                                         -           -               -                 (4,637)        (4,637)
                                          ------------------------    ------------   -----------------   ------------

Balance, August 29, 1998                      377,156           4          50,391             (15,554)        34,846

Accrued Preferred Stock dividends                -           -               -                   (600)          (600)

Net income                                       -           -               -                  1,086          1,086
                                          ------------------------    ------------   -----------------   ------------

Balance, February 27, 1999                    377,156   $       4     $    50,391    $        (15,068)   $    35,332
                                          ------------------------    ------------   -----------------   ------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                                          For Six Months Ended
                                                                                  February 27,             February 28,
                                                                                      1999                      1998
                                                                               -----------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  income                                                                $     1,086              $     3,045
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities-
         Depreciation and amortization                                                3,514                    3,316
         Provision for doubtful accounts                                                360                      354
         Changes in assets and liabilities-
           Increase in account receivables                                           (9,431)                 (11,809)
           Increase in inventories                                                     (371)                  (2,124)
           Increase (decrease) in prepaid expenses and other current assets            (256)                   3,249
           Increase in other assets                                                    (774)                    (754)
           Increase in bank overdraft, accounts payable and accrued expenses,
              and other long-term liabilities                                         6,348                      992
                                                                               ----------------         -----------------

           Net cash provided by (used in) operating activities                          476                   (3,731)
                                                                               ----------------         -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (4,578)                  (3,021)
                                                                               ----------------         -----------------

           Net cash used in investing activities                                     (4,578)                  (3,021)
                                                                               ----------------         -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on term loan facility                                                   (500)                    (250)
      Note borrowings, net                                                            5,346                    9,000
                                                                               ----------------        ----------------
           Net cash provided by financing activities                                  4,846                    8,750

NET INCREASE IN CASH AND CASH EQUIVALENTS                                               744                    1,998

CASH AND CASH EQUIVALENTS,  beginning of period                                         975                    2,174
                                                                               ----------------         -----------------

CASH AND CASH EQUIVALENTS, end of period                                        $     1,719              $     4,172
                                                                               ----------------         -----------------
                                                                               ----------------         -----------------
SUPPLEMENTAL DISCLOSURE
     Cash paid during the period for -
       Interest                                                                 $     6,030              $     6,506
                                                                               ----------------         -----------------
                                                                               ----------------         -----------------
       Taxes                                                                    $       -                $       -
                                                                               ----------------         -----------------
                                                                               ----------------         -----------------
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Accrued preferred stock dividends                                          $       600              $       600
                                                                               ----------------         -----------------
                                                                               ----------------         -----------------

The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND ORGANIZATION

     Commemorative Brands, Inc., a Delaware corporation (together with its subsidiaries, CBI or the Company), is a manufacturer and supplier of class rings and other graduation-related scholastic products for the high school and college markets, and manufactures and markets recognition and affinity jewelry designed to commemorate significant events, achievements and affiliations. The Company's corporate office and primary manufacturing facilities are located in Austin, Texas.

     CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P. (CHPII), a Delaware limited partnership and private equity investment fund, for the purpose of acquiring (the Acquisition) substantially all of the scholastic and recognition and affinity product assets and businesses of the ArtCarved Class Rings (ArtCarved) operations of CJC Holdings, Inc. (CJC), from CJC and of
L. G. Balfour Company, Inc. (Balfour) from Town & Country Corporation and, until December 16, 1996, engaged in no business activities other than in connection with the Acquisitions and the financing thereof.

     The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended February 27, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1999.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

SALES REPRESENTATIVE ADVANCES AND RESERVE FOR SALES REPRESENTATIVE ADVANCES

     The Company advances funds to new sales representatives in order to open up new sales territories and makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying balance sheets.

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

GOODWILL

     Costs (including transaction costs) in excess of fair value of net tangible and identifiable intangible assets acquired are included in goodwill in the accompanying balance sheets. Goodwill is being amortized on a straight-line basis over 40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. If factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related product lines' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

OTHER ASSETS

     Other assets include deferred financing costs which are amortized straight-line over the lives of the specific debt and ring samples to national chain stores and sales representatives which are amortized straight-line over three years.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share currently prescribed by Accounting Principles Board (APB) Opinion No. 15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements. The Company adopted SFAS No. 128 for the fiscal year ended August 29, 1998. Basic and diluted earnings per share are the same as the average market price of the Company's common stock during the periods and does not exceed the exercise price of the options and warrants outstanding (the options and warrants are not "in the money").

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

     SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits", is required to be adopted by the Company for the fiscal year ending August 28, 1999. It revises employers' disclosures about pension and other post-retirement benefit plans, but it does not change the measurement or recognition of those plans.

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

(3)  INVENTORIES

     A summary of inventories is as follows (in thousands):

                                                February 27,         August 29,
                                                   1999                 1998
                                             ----------------    -----------------
Raw materials                                $      7,924        $      8,754
Work in process                                     4,989               3,139
Finished goods                                      1,757               2,406
                                             ----------------    -----------------
                                             $     14,670        $     14,299
                                             ----------------    -----------------
                                             ----------------    -----------------

     Cost of sales includes depreciation and amortization of $1,190,000 and $1,052,000, for the six months ended February 27, 1999 and February 28, 1998, respectively.

(4)  LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                       February 27,          August 29,
                                                           1999                 1998
                                                    ----------------     ----------------
11% senior subordinated notes due 2007              $     90,000         $      90,000
Term loan facility                                        23,500                24,000
Bank revolver                                             25,668                19,589
Short-term revolving credit                                  -                     733
                                                    ----------------     ----------------
         Total debt                                 $    139,168         $     134,322
Less: current portion                                      1,500                 1,983
                                                    ----------------     ----------------
         Total long-term debt                       $    137,668         $     132,339
                                                    ----------------     ----------------
                                                    ----------------     ----------------

11 PERCENT SENIOR SUBORDINATED NOTES

     The Company's 11 percent senior subordinated notes (the "Notes") mature on January 15, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5% of the principal amount thereof if redeemed during 2002 and declining to 100% of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined in the Indenture) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33-1/3 percent of the original principal amount of the notes at a redemption price equal to 111 percent of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption provided that at least 66-2/3 percent of the original principal amount of the notes remains outstanding immediately after each such redemption.

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

     The 11 percent senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with the Indenture covenants as of February 27, 1999 and August 29, 1998.

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

REVOLVING CREDIT AND GOLD FACILITIES

     The revolving credit and gold facilities (Revolving Credit and Gold Facilities) permit borrowings of up to a maximum aggregate principal amount of $35 million based upon availability under a borrowing base based on eligible receivables and eligible inventory (each as defined in the Revolving Credit and Gold Facilities), with a sublimit of $5 million for letters of credit and $10 million for gold borrowings or consignment.

      The Revolving Credit and Gold Facilities may be borrowed, repaid and reborrowed from time to time until December 16, 2001, subject to certain conditions on the date of any such borrowing. Amounts of principal repaid on the Term Loan may not be reborrowed.

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

     The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined in the Bank Agreement), (b) consolidated EBITDA and (c) interest coverage. The financial covenants were amended on November 27, 1998 and additional covenants were added pursuant to which the Company agreed that it would not (i) permit its Consolidated Net Worth (as defined in the Bank Agreement) as of March 30, 1999 to be less than $42 million, (ii) pay the management fee payable to Castle Harlan, Inc. (see Note 8) unless at the time of payment (A) no Event of Default (as defined under the Bank Agreement) shall have occurred and be continuing or would result from the payment thereof; (B) the Short Term Revolving Credit (see "Short Term Revolving Credit" below) shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement) and (iii) permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. As of March 30, 1999, the foregoing Consolidated Net Worth covenant was further amended by agreement among the Company and the banks to extend the date by which the Company must meet the test from March 30, 1999 to May 27, 1999 and to increase the Consolidated Net Worth to be not less than $44.0 million. The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of February 27, 1999 and

August 29, 1998.

      Management believes that cash flows generated by existing operations and its available borrowings under its Bank Credit Facility and Short Term Revolving Credit will be sufficient to fund its ongoing operations. The Short Term Revolving Credit facility, as extended, expires May 28, 1999. There can be no assurance that such facility can be further extended or that the Company can obtain additional financing in its place. In addition, the Bank Agreement, as amended, requires the Company to have a Consolidated Net Worth (as defined in the Bank Agreement) as of May 27, 1999 of at least $44.0 million. Although the Company is exploring its financing and capital raising alternatives, there can be no assurance that the Company will be able to meet this net worth covenant or the other financial covenants under the Bank Agreement or that the Company will be able to obtain waivers from the banks with respect to any future non-compliance.

     Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately repay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At February 27, 1999, the Company had $3,046,000 available under the Revolving Credit Facility and $2,035,000 available under the Gold Facility.

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

CONSIGNED GOLD

     Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the six months ended February 27, 1999 and February 28, 1998, the Company expensed approximately $122,000 and $138,000 respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of February 27, 1999 and August 29, 1998, the Company held approximately 14,811 ounces and 13,846 ounces, respectively, valued at $4.3 million and $3.8 million, respectively, of gold on consignment from one of its lenders.

SHORT TERM REVOLVING CREDIT

     On August 26, 1998, the Company obtained a short-term line of credit (as amended, the Short Term Revolving Credit), pursuant to which the Company may borrow up to $8,000,000 from BankBoston, N.A. (BankBoston), from time to time. The Short Term Revolving Credit was initially set to expire on March 31, 1999, but on March 30, 1999 was extended through May 28, 1999. At February 27, 1999 and August 29, 1998, the Company had $8,000,000 and $7,267,000, respectively, available under the Short Term Revolving Credit. Amounts outstanding under the Short Term Revolving Credit bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. Any amounts borrowed pursuant to the Short Term Revolving Credit will be due and payable on May 28, 1999. Any Event of Default under the Bank Agreement will also constitute an Event of Default under the Short Term Revolving Credit. Pursuant to the terms of the Company's Bank Agreement, the Company is prohibited from repaying the outstanding principal of the Short Term Revolving Credit unless at the time of repayment both before and after giving effect to such repayment, no Default or Event of Default (as defined in the Bank Agreement) exists under the Bank Agreement and the Borrowing Base exceeds all outstanding amounts under the Revolving Credit and Gold Facilities by at least $2 million. The Short Term Revolving Credit is unsecured. All of the Company's obligations under the Short Term Revolving Credit are guaranteed by CHPII. The Company has agreed to indemnify CHPII and pay CHPII upon demand any amounts that CHPII must pay pursuant to the guaranty (see Note 8). The Short Term Revolving Credit constitutes Designated Senior Indebtedness for purposes of the Indenture.

     The long-term debt outstanding as of February 27, 1999, matures as follows (in thousands):

                                                          Amount
Fiscal Year Ending                                       Maturing
                                                    ----------------
1999                                                $         750
2000                                                        1,750
2001                                                        2,500
2002                                                       31,168
2003                                                        8,500
Thereafter                                                 94,500
                                                    ----------------
                                                    $     139,168
                                                    ----------------
                                                    ----------------

     The weighted average interest rate of debt outstanding under the Bank Agreement as of February 27, 1999 and August 29, 1998 was 10.2 percent and 10.3 percent, respectively. The weighted average interest rate under the Short Term Revolving Credit as of February 27, 1999 and August 29, 1998 was 7.8 percent and
8.5 percent, respectively.

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

(6)  INCOME TAXES

     For the six months ended February 27, 1999 and February 28, 1998, the Company expensed $60,000 and $0, respectively, related to state income taxes. There is no federal income tax provision or benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

(7)  STOCKHOLDERS' EQUITY

     The Company is authorized to issue 750,000 shares of Preferred Stock, par value $.01 per share, and 750,000 shares of common stock, par value $.01 per share (Common Stock). The Company currently has issued and has outstanding 100,000 shares of Series A Preferred, 377,156 shares of Series B Preferred and 377,156 shares of Common Stock.

SERIES A PREFERRED STOCK (SERIES A PREFERRED)

     The holders of shares of Series A Preferred are not entitled to voting rights. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis. Dividends on the Series A Preferred accrue from the date of issuance (December 16, 1996) or the last date to which dividends have been paid at a rate of 12 percent per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends which are declared shall be paid pro rata to the holders. No dividends or interest shall accrue on any accrued and unpaid dividends. The Company's 11 percent senior subordinated notes and bank debt restrict the Company's ability to pay dividends on the Series A Preferred.

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

COMMON STOCK PURCHASE WARRANTS

     The Company has issued warrants, exercisable to purchase an aggregate of 21,405 shares of Common Stock (or an aggregate of approximately 5.1 percent of the outstanding shares of Common Stock on a fully diluted basis which also includes stock options), at an initial exercise price of $6.67 per share, at any time on or after December 16, 1997, and on or before January 31, 2008.

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

STOCK-BASED COMPENSATION PLAN

     The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 44,898 of those shares were available for grant to directors and employees of the Company as of February 27, 1999. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common

Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

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

     On July 20, 1998, the Company commenced an offering of up to an aggregate of 18,750 shares of each of the Company's Common Stock and Series B Preferred Stock to eligible employees, consultants and independent sales representatives. The offering was terminated on December 22, 1998, prior to the consummation thereof, and no Company shares were sold pursuant thereto.

(8)  RELATED - PARTY TRANSACTIONS

     The Company has agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amounts that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short Term Revolving Credit (see Note 4).

     On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey
H. Brennan, former President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which is due and payable in full on June 16, 2003, and which bears interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan has granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares have been deposited as collateral security for the repayment in full of the promissory note. The Company also lent another officer of the Company the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The $25,000 loan was repaid in full to the Company on February 15, 1999. The balance of $75,000 and $100,000 was included in prepaid expenses and other current assets on the accompanying balance sheet as of February 27, 1999 and August 29,1998, respectively.

     The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Indenture prohibits payment of the management fee in the Event of a Default by the Company in the payment of principal, Redemption Price or Purchase Price (both as defined in the Indenture), Interest, or Liquidated Damages (if any) on the Notes. The Bank Agreement prohibits payment of the management fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the management fee; (ii) the Short Term Revolving Credit shall have been paid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The management fee for the six months ended February 27, 1999 has been accrued but not paid, and is included in accounts payable and accrued expenses.

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

RESULTS OF OPERATIONS

      The results of operations of the Company for the six months ended February 27, 1999 and February 28, 1998, were negatively impacted by the excess costs and inefficiencies incurred as a result of the additional labor and overhead that were necessary as a result of the complications that arose from the integration of the different order entry and manufacturing processes required to manufacture Balfour rings following the consolidation of the former Balfour Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities. Although the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998, there can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may ultimately result from such integration.

      During January 1998, the Company began a computer project which, among other things, is intended to (i) convert the more inefficient Balfour computer systems to the more efficient ArtCarved systems, (ii) unify the Company's computer system thereby reducing computer operation and maintenance costs, streamlining and making the Company's order entry system and process more accurate, and (iii) eliminate any "Year 2000" problems that may be inherent in the Company's existing computer systems. Management believes that this computer conversion project will be completed by July 1999, although there can be no assurance that it will be completed by that date.

THE COMPANY

      THREE MONTHS ENDED FEBRUARY 27, 1999 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 28, 1998

      NET SALES - Net sales decreased $0.9 million, or 1.9%, to $43.3 million for the three months ended February 27, 1999, as compared to $44.2 million for the three months ended February 28, 1998. The decrease in net sales was a result of a 2.4% decrease in net sales of class rings in the high school in-school sales channel, high school in-store sales channel, and college market sales channel which was partially offset by a 0.5% increase in net sales of fine paper products and the recognition and affinity jewelry.

      GROSS PROFIT - Gross profit of $24.4 million remained the same for the three months ended February 27, 1999 and the three months ended February 28, 1998. As a percentage of net sales, gross profit was 56.3% for the three months ended February 27, 1999 compared to 55.2% for the three months ended February 28, 1998. The increase in gross profit was a result of improvements in personnel efficiencies in the Kentucky fine paper manufacturing plant and change in the product mix of the sales in the in-school channel.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $0.8 million, or 4.3%, to $19.4 million for the three months ended February 27, 1999, compared to $18.6 million for the three months ended February 28, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 44.7% for the three months ended February 27, 1999, compared to 42.0% for the three months ended February 28, 1998. The increase in selling, general and administrative expenses was primarily a result of increased commissions to sales representatives due to the change in product mix experienced in the sales in the in-school channel of class rings and fine paper products having a higher gross profit margin and a higher commission rate.

      OPERATING INCOME - As a result of the foregoing, operating income decreased $0.8 million to $5.0 million for the three months ended February 27, 1999 compared to $5.8 million for the three months ended February 28, 1998. As a percentage of net sales, operating income decreased to 11.6% for the three months ended February 27, 1999 compared to 13.2% for the three months ended February 28, 1998.

      INTEREST EXPENSE, NET - Interest expense, net, was $3.9 million for the three months ended February 27, 1999 and $3.8 million for the three months ended February 28, 1998. The increase in interest expense was attributable to interest on the Bank Credit Facility under which the average outstanding balance increased to $49.8 million from $44.5 million for the three months ended February 27, 1999 and February 28, 1998, respectively, at rates ranging from 8.0% to 9.75%. Interest on the $90.0 million of senior subordinated notes remained constant at a rate of 11%.

      PROVISION FOR INCOME TAXES - For the three months ended February 27, 1999 and February 28, 1998, the Company expensed $30,000 and $0, respectively, related to state income taxes. There is no federal income tax provision or benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

     NET INCOME - As a result of the foregoing, net income decreased $1.0 million to $1.1 million for the three months ended February 27, 1999 compared to a net income of $2.1 million for the three months ended February 28, 1998.

      PREFERRED DIVIDENDS - Preferred dividends of $0.3 million were accrued for the three months ended February 27, 1999 and for the three months ended February 28, 1998. No cash dividends were paid in the three months ended February 27, 1999 or in the three months ended February 28, 1998.

      NET INCOME TO COMMON STOCKHOLDERS - As a result of the foregoing, net income to common stockholders decreased an aggregate of $1.0 million to $0.8 million for the three months ended February 27, 1999 compared to net income to common stockholders of $1.8 million for the three months ended February 28, 1998.

      SIX MONTHS ENDED FEBRUARY 27, 1999 AS COMPARED TO THE SIX MONTHS ENDED FEBRUARY 28, 1998

      NET SALES - Net sales increased $2.0 million, or 2.4%, to $84.5 million for the six months ended February 27, 1999, as compared to $82.5 million for the six months ended February 28, 1998. The increase in net sales was the result of a net 1.2% increase in net sales of class rings and a 1.2% increase in sales of fine paper products. Net sales in the high school in-school sales channel increased 3.5% as a result of increased unit sales which resulted primarily from an increase in the number of sales representatives, which was partially offset by a 2.3% decrease in net sales of rings in the high school in-store sales channel and the college bookstores sales channel.

      GROSS PROFIT - Gross profit increased $2.8 million, or 6.2%, to $48.4 million for the six months ended February 27, 1999, as compared to $45.5 million for the six months ended February 28, 1998. As a percentage of net sales, gross profit was 57.2% for the six months ended February 27, 1999 compared to 55.2% for the six months ended February 28, 1998. The increase in gross profit was primarily due to improvements in personnel efficiencies in the Kentucky fine paper manufacturing plant and the product mix of the sales in the high school in-school channel.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $4.4 million, or 12.7%, to $39.6 million for the six months ended February 27, 1999, compared to $35.1 million for the six months ended February 28, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 46.8% for the six months ended February 27, 1999, compared to 42.6% for the six months ended February 28, 1998. The increase in selling, general and administrative expenses was primarily a result of increased commissions due to the increase in the net sales volume of high school class rings in the in-school channel and the change in the sales mix in the in-school channel of class rings and fine paper products with higher commissions.

      OPERATING INCOME - As a result of the foregoing, operating income decreased $1.6 million to $8.8 million for the six months ended February 27, 1999 compared to $10.4 million for the six months ended February 28,

1998. As a percentage of net sales, operating income decreased to 10.4% for the six months ended February 27, 1999 compared to 12.6% for the six months ended February 28, 1998.

      INTEREST EXPENSE, NET - Interest expense, net, was $7.7 million for the six months ended February 27, 1999 and $7.4 million for the six months ended February 28, 1998. The increase in interest expense resulted primarily from increased interest on the Bank Credit Facility which increased to an average outstanding balance of $47.0 million from $42.0 million for the six months ended February 27, 1999 and February 28, 1998, respectively, at rates ranging from 7.6% to 9.75%. Interest on the $90.0 million of senior subordinate notes remained constant at a rate of 11%.

      PROVISION FOR INCOME TAXES - For the six months ended February 27, 1999 and February 28, 1998, the Company expensed $60,000 million and $0, respectively, related to state income taxes. There is no federal income tax provision or benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

      NET INCOME - As a result of the foregoing, net income decreased $2.0 million to $1.1 million for the six months ended February 27, 1999 compared to net income of $3.0 million for the six months ended February 28, 1998.

      PREFERRED DIVIDENDS - Preferred dividends of $0.6 million were accrued for the six months ended February 27, 1999 and for the six months ended February 28, 1998. No cash dividends were paid in the six months ended February 27, 1999 or in the six months ended February 28, 1998.

      NET INCOME TO COMMON STOCKHOLDERS - As a result of the foregoing, net income to common stockholders decreased an aggregate of $2.0 million to $0.5 million for the six months ended February 27, 1999 compared to $2.4 million for the six months ended February 28, 1998.

SEASONALITY

     The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

      As of February 27, 1999, the Company had a $35.0 million aggregate borrowing limit under its Revolving Credit and Gold Facilities and an $8.0 million short-term line of credit expiring March 31, 1999 (subsequently extended to May 28, 1999) (as amended, the "Short Term Revolving Credit"). The Company had $25,668,000 outstanding under the Revolving Credit Facility, $4,251,000 outstanding under the Gold Facility and no borrowings were outstanding under the Short Term Revolving Credit as of February 27, 1999. At February 27, 1999 the Company had $3,046,000 available under its Revolving Credit Facility, $2,035,000 available under its Gold Facility and $8,000,000 available under its Short Term Revolving Credit. The Company's liquidity needs arise primarily from debt service on the Bank Credit Facility, the Short Term Revolving Credit and the Notes, working capital and capital expenditure requirement, and payments required under a Management Agreement with Castle Harlan, Inc. ("CHP Management Fee") (See Related-Party Transactions).

      Management believes that cash flows generated by existing operations and its available borrowings under its Bank Credit Facility and Short Term Revolving Credit will be sufficient to fund its ongoing operations. The Short Term Revolving Credit facility, as extended, expires May 28, 1999. There can be no assurance that such facility can be further extended or that the Company can obtain additional financing in its place. In addition, the Bank Agreement, as amended, requires the Company to have a Consolidated Net Worth (as defined in the Bank Agreement) as of May 27, 1999 of at least $44.0 million. Although the Company is exploring its financing and capital raising alternatives, there can be no assurance that the Company will be able to meet this net worth covenant or the other financial covenants under the Bank Agreement or that the Company will be able to obtain waivers from the banks with respect to any future non-compliance.

      Operating activities provided cash of $0.5 million for the six months ended February 27, 1999 as a result of net income of $1.1 million adjusted to eliminate expenses for non-cash items of $3.9 million and partially offset by changes in assets and liabilities of $4.5 million. The $4.5 million of cash used by changes in assets and liabilities resulted from increases in accounts receivable of $9.4 million, inventories of $0.4 million, other assets of $0.8 million and prepaid expenses and other current assets of $0.3 million, which were offset by increases in bank overdraft, accounts payable and accrued expenses of $6.3 million. These fluctuations generally reflect the seasonality of the Company's business. The seasonal fluctuations usually result in higher sales during the first two fiscal quarters of the year and correspondingly higher levels of accounts receivable, inventories and bank overdraft, accounts payable and accrued expenses. Prepaid and other current assets usually decline during the first two fiscal quarters as a result of amortization of prepaid advertising expenses that are paid for in the preceding period. Prepaid expenses increased during the six months ended February 27, 1999 as a result of an increase in advances to the in-school sales representatives in advance of commissions earned. The increase in other assets for the six months ended February 27, 1999 was a result of an increase in the manufacture of samples to support the increased sales volume. The increase in bank overdraft, accounts payable, and accrued expenses was an increase of customer deposits of approximately $5.2 million, an increase of $2.6 million in commissions owed to sales representatives offset by a $1.5 million decrease in accounts payable.

      Comparing the six months ended February 27, 1999 with the six months ended February 28, 1998, the Company's operating activities provided cash of $0.5 million for the six months ended February 27, 1999 and used $3.7 million for the six months ended February 28, 1998. Decreased cash used by changes in assets and liabilities accounts for most of this swing. Changes in assets and liabilities used cash of $10.4 million for the six months ended February 28, 1998 and only $4.5 million for the six months ended February 27, 1999, a decrease of $5.9 million. For the six months ended February 27, 1999, accounts receivable increased $2.4 million less for the six months ended February 28, 1998 because of the increased focus in the current year to collect receivables faster. Inventories increased $1.8 million less during the six months ended February 27, 1999 than the six months ended February 28, 1998 because inventory as of August 29, 1998 was $2.8 million higher than the inventory as of August 30, 1997 as a result of changes in the product mix and the Company producing product more efficiently in the current year. During the period ended February 28, 1998, the Company reduced its prepaid expenses and other current assets by $3.2 million, whereas prepaid expenses and other current assets increased by $0.3 million for the six months ended February 27, 1999. The difference in prepaid expenses and other current assets between the two years was a result of advances to sales representatives in advance of commissions earned and a greater amount of prepaid advertising remaining at February 27, 1999 as compared to February 28, 1998. The increase in bank overdraft, accounts payable and accrued expenses of approximately $5.4 million for the six months ended February 27, 1999 compared to the six months ended February 28, 1998 was a result of an increase of approximately $3.4 million in accounts payable, $1.3 million in customer deposits due to an increase in orders from the six months ended February 27, 1999, an increase of $1.1 million in commissions owed to sales representatives resulting from increased sales of rings in the high school in-school sales channel and increased sales of fine paper products partially offset by a $0.4 million decrease in other accrued expenses. As of February 27, 1999 and August 29, 1998, there was a remaining accrued expense balance of $0.8 million in reserves for expenses associated with the metal stamping and tooling operations currently located in Attleboro.

      The Company used $1.6 million more cash in the six months ended February 27, 1999 than in the six months ended February 28, 1998 for investing activities. The increase reflects the capital expenditures for its computer project.

      For a description of the Company's debt, please see Note 4 to the consolidated financial statements included herein.

YEAR 2000 COMPLIANCE

      YEAR 2000 ISSUE. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or to provide incorrect information after December 31, 1999, or, when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

      COMPLIANCE PROGRAM. In order to address the Year 2000 issues, the Company has conducted a review of its computer systems, applications and equipment and has contacted external parties (such as suppliers) regarding their preparedness for year 2000 to identify the systems that could be affected by the Year 2000 problem and is making certain investments in its software applications and systems to ensure that the Company's systems and applications function properly to and through the year 2000.

      COMPANY STATE OF READINESS. The awareness phase of the Year 2000 project has begun with a corporate-wide awareness program which will continue to be updated throughout the life of the project. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. However, the Company does not expect that responses from such third parties will be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Company's interaction with third parties is also currently being evaluated.

      The Company expects its Year 2000 conversion project to be completed by July 1999, although there can be no assurance that it can be completed by that date. Failure to meet this schedule could have a material impact on the operations of the Company.

      COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company will range from $0.5 million to $1.0 million. The materiality of the costs of the project and the date when the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. To date, the Company has expended $194,000 related to its Year 2000 compliance assessment.

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

      The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans will be developed to respond to any failures as they may occur. Such contingency and business plans are scheduled to be completed during calendar 1999. Management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

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

      None.

Item 4.         Submission of Matters to a Vote of Security Holders

      None.

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

      (a)      Exhibits

               10.15 Employment Agreement dated as of February 19, 1999, among the Company, Castle Harlan Partners II, L.P. and Robert F. Amter

               10.16 Waiver and Fifth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated March 30, 1999

               10.17  Amended and Restated Revolving Credit Note

               27.    Financial Data Schedule for the period ended February 27,
                      1999.

      (b) The Company did not file any reports on Form 8-K during the six months ended February 27, 1999.

                           COMMEMORATIVE BRANDS, INC.

                                   SIGNATURES

      Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COMMEMORATIVE BRANDS, INC.

                                       By:       /s/Sherice P. Bench
                                          -------------------------------------
                                                  Sherice P. Bench
                                              Vice President Finance and
                                             Principal Accounting Officer

Date: