Form 10-Q
period 1999-05-29
COMMEMORATIVE BRANDS INC
filed 1999-07-13
CIK 1031595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    ---------
                                    FORM 10-Q
                                    ---------


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER: 333-20759


                               -----------------


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

          REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE (512) 444-0571



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]. (Effective December 31, 1997, registrant is no longer subject to such filing requirements.)

                                            COMMEMORATIVE BRANDS, INC.
                                                     FORM 10-Q
                                    FOR THE QUARTERLY PERIOD ENDED MAY 29, 1999
                                                       INDEX


                                                                                                        Page
PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements and Notes

      Consolidated Balance Sheets-
         As of May 29, 1999 (unaudited) and August 29, 1998 (audited)......................................1

      Consolidated Statements of Operations-
         For the Three Months Ended May 29, 1999 and May 30, 1998
         (all unaudited)...................................................................................2

      Consolidated Statements of Operations-
         For the Nine Months Ended May 29, 1999 and May 30, 1998
         (all unaudited)...................................................................................3

      Consolidated Statements of Stockholders' Equity-
         For the Nine Months Ended May 29, 1999 (unaudited) and
         for the Year Ended August 29, 1998 (audited)......................................................4

      Consolidated Statements of Cash Flows -
         For the Nine Months Ended May 29, 1999 and May 30, 1998
         (all unaudited)...................................................................................5

      Notes to Consolidated Financial Statements........................................................6-15

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operation..........16-21


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................22

Item 2.  Changes in Securities............................................................................22

Item 3.  Defaults Upon Senior Securities..................................................................22

Item 4.  Submission of Matters to a Vote of Security Holders..............................................22

Item 6.  Exhibits and Reports on Form 8-K.................................................................22

SIGNATURES ...............................................................................................23

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           COMMEMORATIVE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                      May 29,           August 29,
                                                                                       1999                1998
ASSETS                                                                              (Unaudited)          (Audited)
Current assets:
      Cash and cash equivalents                                                   $       1,566        $       975
      Accounts receivable, net                                                           45,775             24,705
      Inventories                                                                        12,715             14,299
      Prepaid expenses and other current assets                                           8,761             10,517
                                                                                  -------------        -----------
           Total current assets                                                          68,817             50,496

Property, plant and equipment, net                                                       40,036             36,294

Trademarks, net                                                                          28,851             29,427

Goodwill, net                                                                            78,935             80,517

Other assets                                                                              7,708              7,071
                                                                                  -------------        -----------

           Total assets                                                           $     224,347        $   203,805
                                                                                  -------------        -----------
                                                                                  -------------        -----------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
      Bank overdraft                                                              $       3,513        $     3,138
      Accounts payable and accrued expenses                                              32,812             22,116
      Current portion of long-term debt                                                   1,625              1,983
                                                                                  -------------        -----------
           Total current liabilities                                                     37,950             27,237

Long-term debt, net of current portion                                                  138,938            132,339

Other long-term liabilities                                                               9,882              9,383
                                                                                  -------------        -----------

           Total liabilities                                                            186,770            168,959

Commitments and contingencies

Stockholders' equity:
      Preferred stock, $.01 par value, 750,000 shares authorized (in total)-
           Series A, 100,000 shares issued and outstanding                                    1                  1
           Series B, 375,985 and 377,156 shares issued and outstanding                        4                  4
      Common stock, $.01 par value, 750,000 shares authorized, 375,985 and
           377,156 shares issued and outstanding                                              4                  4
      Additional paid-in capital                                                         50,266             50,391
      Retained earnings (deficit)                                                       (12,698)           (15,554)
                                                                                  -------------        -----------
           Total stockholders' equity                                                    37,577             34,846
                                                                                  -------------        -----------

           Total liabilities and stockholders' equity                             $     224,347        $   203,805
                                                                                  -------------        -----------
                                                                                  -------------        -----------

                     The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (Unaudited)


                                               For Three Months    For Three Months
                                                     Ended               Ended
                                                    May 29,             May 30,
                                                     1999                 1998
                                              -----------------    -----------------
Net sales                                        $    50,685          $    43,085
Cost of sales                                         22,153               20,131
                                              -----------------    -----------------
Gross profit                                          28,532               22,954

Selling, general and administrative expenses          22,180               18,891
                                              -----------------    -----------------
Operating income                                       6,352                4,063
Interest expense, net                                  3,652                3,755
                                              -----------------    -----------------
     Income before provision for income taxes          2,700                  308
Provision for income taxes                                30                    -
                                              -----------------    -----------------
     Net income                                  $     2,670          $       308
Preferred dividends                                     (300)                (300)
                                              -----------------    -----------------
     Net income to common stockholders           $     2,370          $         8
                                              -----------------    -----------------
                                              -----------------    -----------------
     Basic and diluted earnings
       per share                                 $      6.29          $      0.02
                                              -----------------    -----------------
                                              -----------------    -----------------

Weighted average common shares outstanding
     and common and common equivalent shares
     outstanding                                     376,937              375,000
                                              -----------------    -----------------
                                              -----------------    -----------------


              The accompanying notes are an integral part of these consolidated financial statements.

                             COMMEMORATIVE BRANDS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                   (In thousands, except share and per share data)
                                      (Unaudited)


                                                                      For Nine Months      For Nine Months
                                                                            Ended               Ended
                                                                           May 29,             May 30,
                                                                             1999               1998
                                                                     -----------------    -----------------
Net sales                                                            $     135,186        $    125,617
Cost of sales                                                               58,290              57,124
                                                                     -----------------    -----------------
Gross profit                                                                76,896              68,493

Selling, general and administrative expenses                                61,746              54,009
                                                                     -----------------    -----------------
Operating income                                                            15,150              14,484
Interest expense, net                                                       11,304              11,131
                                                                     -----------------    -----------------
     Income before provision for income taxes                                3,846               3,353
Provision for income taxes                                                      90                  -
                                                                     -----------------    -----------------
     Net income                                                      $       3,756        $      3,353
Preferred dividends                                                           (900)               (900)
                                                                     -----------------    -----------------
     Net income to common stockholders                               $       2,856        $      2,453
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------
     Basic and diluted earnings
       per share                                                     $        7.57        $       6.54
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                  377,083             375,000
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------


         The accompanying notes are an integral part of these consolidated financial statements.

                                            COMMEMORATIVE BRANDS, INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                      (In thousands, except share data)


                                                PREFERRED STOCK            COMMON STOCK
                                                                                                ADDITIONAL  RETAINED
                                                                                                 PAID-IN    EARNINGS
                                                                                                 CAPITAL    (DEFICIT)   TOTAL
                                     ------------------------------------  ---------------      ----------  ---------  --------
                                        SERIES A             SERIES B      $.01 PAR VALUE
                                     $.01 PAR VALUE       $.01 PAR VALUE
                                     ----------------  ----------------    --------------
                                      SHARES   AMOUNT   SHARES   AMOUNT    SHARES  AMOUNT
                                     -------   ------  --------  ------   -------  ------   --------   --------        -------
Balance, August 30, 1997             100,000   $    1   375,000  $    4   375,000  $    4   $ 50,161   $ (9,717)       $40,453

Issuance of Common Stock                   -        -         -       -     2,156       -         14          -             14

Issuance of Preferred Stock                -        -     2,156       -         -       -        216          -            216

Accrued Preferred Stock dividends          -        -         -       -         -       -          -     (1,200)        (1,200)

Net loss                                   -        -         -       -         -       -          -     (4,637)        (4,637)
                                     -------   ------   -------  ------   -------  ------   --------   --------        -------

Balance, August 29, 1998             100,000        1   377,156       4   377,156       4     50,391    (15,554)        34,846

Accrued Preferred Stock dividends          -        -         -       -         -       -          -       (900)          (900)

Repurchase of Common Stock                 -        -         -       -    (1,171)      -         (8)         -             (8)

Repurchase of Preferred Stock              -        -    (1,171)      -         -       -       (117)         -           (117)

Net loss                                   -        -         -       -         -       -          -      3,756          3,756
                                     -------   ------   -------  ------   -------  ------   --------   --------        -------

Balance, May 29, 1999                100,000    $   1   375,985  $    4   375,985  $    4    $50,266   $(12,698)       $37,577
                                     -------   ------  --------  ------   -------  ------   --------   --------        -------


The accompanying notes are an integral part of the consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                                          For Nine Months Ended
                                                                                     May 29,                 May 30,
                                                                                      1999                     1998
CASH FLOWS FROM OPERATING ACTIVITIES:
                                                                               -----------------        ---------------
     Net  income                                                               $      3,756             $      3,353
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities-
         Depreciation and amortization                                                5,320                    5,033
         Provision for doubtful accounts                                                360                      531
         Changes in assets and liabilities-
           Increase in accounts receivables                                         (21,430)                 (12,123)
           Decrease (increase) in inventories                                         1,584                     (558)
           Decrease in prepaid expenses and other current assets                      1,756                    2,609
           Increase in other assets                                                    (640)                    (996)
           Increase in overdraft, accounts payable and accrued expenses,
              and other long-term liabilities                                        10,670                      797
                                                                                ---------------          ---------------

           Net cash provided by (used in) operating activities                        1,376                   (1,354)
                                                                               ----------------          ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (6,901)                  (4,845)
                                                                               ----------------          ---------------

           Net cash used in investing activities                                     (6,901)                  (4,845)
                                                                               -----------------         ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common and preferred stock                                          (125)                       -
     Payments on term loan facility                                                    (875)                    (375)
     Revolving Credit and Gold Facilities borrowings, net                             7,116                    7,275
                                                                               -----------------         ---------------

           Net cash provided by financing activities                                  6,116                    6,900
                                                                                      6,117

NET INCREASE IN CASH AND
     CASH EQUIVALENTS                                                                   591                      701

CASH AND CASH EQUIVALENTS,  beginning of period                                         975                    2,174
                                                                               ----------------         ----------------

CASH AND CASH EQUIVALENTS, end of period                                       $      1,566             $      2,875
                                                                               ----------------         ----------------
                                                                               ----------------         ----------------

SUPPLEMENTAL DISCLOSURE
     Cash paid during the period for -
       Interest                                                                $      8,161            $       7,857
                                                                               ----------------         ----------------
                                                                               ----------------         ----------------
       Taxes                                                                   $        182            $           -
                                                                               ----------------         ----------------
                                                                               ----------------         ----------------

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Accrued preferred stock dividends                                         $        900            $         900
                                                                               ----------------         ----------------
                                                                               ----------------         ----------------


              The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  May 29, 1999
                                   (Unaudited)

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

     The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended May 29, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 28, 1999.

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

OTHER ASSETS

     Other assets includes deferred financing costs which are amortized on a straight-line basis over the lives of the specific debt and ring samples which are supplied to national chain stores and sales representatives by the Company which are amortized on a straight-line basis over three years.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 revises the standards for computing earnings per share currently prescribed by Accounting Principles Board (APB) Opinion No. 15. SFAS No. 128 retroactively revises the presentation of earnings per share in the financial statements. The Company adopted SFAS No. 128 for the fiscal year ended August 29, 1998. Basic and diluted earnings per share are the same as the average market price of the Company's common stock during the periods and do not exceed the exercise price of the options and warrants outstanding (the options and warrants are not "in the money").

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

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137, is required to be adopted by the Company in the first quarter of fiscal year 2001 (November 2000). It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

(3)      INVENTORIES

     A summary of inventories is as follows (in thousands):

                                               May 29,      August 29,
                                                1999           1998
                                             -----------    -----------
         Raw materials                       $     7,281    $     8,754
         Work in process                           3,677          3,139
         Finished goods                            1,757          2,406
                                             -----------    -----------
                                             $    12,715    $    14,299
                                             -----------    -----------
                                             -----------    -----------


     Cost of sales includes depreciation and amortization of $1,810,000 and $1,583,000, for the nine months ended May 29, 1999 and May 30, 1998, respectively.

(4)       LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                      May 29,        August 29,
                                                       1999            1998
                                                    -----------    -------------
         11% senior subordinated notes due 2007     $    90,000    $      90,000
         Term loan facility                              23,125           24,000
         Revolving Credit and Gold Facilities            27,438           19,589
         Short-Term revolving credit                        -                733
                                                    -----------     ------------
              Total debt                            $   140,563     $    134,322
         Less: current portion                           (1,625)          (1,983)
                                                    -----------     ------------
              Total long-term debt                  $   138,938     $    132,339
                                                    -----------     ------------
                                                    -----------     ------------


11 PERCENT SENIOR SUBORDINATED NOTES

     The Company's 11% senior subordinated notes (the Notes) mature on January 15, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5% of the principal amount thereof if redeemed during 2002 and declining to 100% of the principal amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined in the Indenture) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33-1/3% of the original principal amount of the notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, thereon to the date of redemption, provided that at least 66-2/3% of the original principal amount of the notes remains outstanding immediately after each such redemption.

     In the event of a Change of Control (as defined in the Indenture), each holder of the Notes will have the right to require the Company to purchase all or any part of such holder's Notes at a purchase price in cash equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase. The Bank Agreement (as defined below) prohibits the Company from purchasing any Notes upon a Change of Control, and certain Change of Control events with respect to the Company would constitute a default thereunder.

     In the event of an Asset Sale (as defined in the Indenture), the Company is required to apply any Net Proceeds (as defined in the Indenture) to permanently reduce senior indebtedness, to acquire another business or long-term assets or to make capital expenditures. To the extent such amounts are not so applied within thirty days and the amount not applied exceeds $5.0 million, the Company is required to make an offer to all holders of the Notes to purchase an aggregate principal amount of Notes equal to such excess amount at a purchase price in cash equal to 100% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of purchase.

     The 11% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company to (a) incur additional indebtedness and issue preferred stock, (b) pay dividends or make certain other restricted payments, (c) enter into transactions with affiliates, (d) create certain liens, (e) make certain asset dispositions and (f) merge or consolidate with, or transfer substantially all of its assets to, another person. The Company was in compliance with the Indenture covenants as of May 29, 1999 and August 29, 1998.

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

TERM LOAN FACILITY

     The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time without penalties. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments which commenced March 31, 1997.

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

     The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined in the Bank Agreement), (b) consolidated EBITDA and (c) interest coverage. The financial covenants were amended on November 27, 1998 and additional covenants were added pursuant to which the Company agreed that it would not (i) permit its Consolidated Net Worth (as defined in the Bank Agreement) as of March 30, 1999 to be less than $42 million, (ii) pay the management fee payable to Castle Harlan, Inc. (see Note 8) unless at the time of payment (A) no Event of Default (as defined under the Bank Agreement) shall have occurred and be continuing or would result from the payment thereof; (B) the Short-Term Revolving Credit (see "Short-Term Revolving Credit" below) shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement) and (iii) permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. As of March 30, 1999, the foregoing Consolidated Net Worth covenant was further amended by agreement among the Company and the banks to extend the date by which the Company must meet the test from March 30, 1999 to May 27, 1999 which was subsequently extended to June 28, 1999, and to increase the amount of required Consolidated Net Worth to be at least $44.0 million (see Note 9).

     The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of May 29, 1999 and August 29, 1998.

      Management believes that cash flows generated by existing operations and its available borrowings under the Bank Agreement (including the overadvance) will be sufficient to fund its ongoing operations (see Note 9).

     Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated each month. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately repay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At May 29, 1999, the Company had $1,312,000 available under the Revolving Credit Facility and $73,000 available under the Gold Facility.

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

CONSIGNED GOLD

     Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the nine months ended May 29, 1999 and May 30, 1998, the Company expensed approximately $181,000 and $205,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of May 29, 1999 and August 29, 1998, the Company held approximately 19,611 ounces and 13,846 ounces, respectively, valued at $5.3 million and $3.8 million, respectively, of gold on consignment from one of its lenders.

SHORT-TERM REVOLVING CREDIT

     On August 26, 1998, the Company obtained a Short-Term line of credit (as amended, the Short-Term Revolving Credit), pursuant to which the Company may borrow up to $8 million from BankBoston, N.A. (BankBoston), from time to time. The Short-Term Revolving Credit was initially set to expire on March 31, 1999, but on March 30, 1999 was extended through May 27, 1999 and as of May 27, 1999 was further extended through June 28, 1999. At May 29, 1999 and August 29, 1998, the Company had $8,000,000 and $7,267,000, respectively, available under the Short-Term Revolving Credit. Amounts outstanding under the Short-Term Revolving Credit bear interest at either fixed or floating rates based upon the interest rate option selected by the Company. The Short-Term Revolving Credit expired on June 28, 1999. See Note 9.

     The long-term debt outstanding as of May 29, 1999, matures as follows (in thousands):

                                                       Amount
               Fiscal Year Ending                     Maturing
                                                    -----------
               1999                                 $       375
               2000                                       1,750
               2001                                       2,500
               2002                                      32,938
               2003                                       8,500
               Thereafter                                94,500
                                                    -----------
                                                    $   140,563
                                                    -----------
                                                    -----------


     The weighted average interest rate of debt outstanding under the Bank Agreement as of May 29, 1999 and August 29, 1998, was 10.0% and 10.3%, respectively. The weighted average interest rate under the Short-Term Revolving Credit as of May 29, 1999 and August 29, 1998, was 7.8% and 8.5%, respectively.

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

     The Company is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations, cash flows or financial position.

(6)      INCOME TAXES

     For the nine months ended May 29, 1999 and May 30, 1998, the Company expensed $90,000 and $0, respectively, related to state income taxes. There is no federal income tax provision or benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

(7)      STOCKHOLDERS' EQUITY

     The Company is authorized to issue 750,000 shares of Preferred Stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. As of May 29, 1999, the Company had issued and outstanding 100,000 shares of Series A Preferred, 375,985 shares of Series B Preferred and 375,985 shares of Common Stock.

SERIES A PREFERRED STOCK (SERIES A PREFERRED)

     The holders of shares of Series A Preferred are not entitled to voting rights. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis. Dividends on the Series A Preferred accrue from the date of issuance (December 16, 1996) or the last date to which dividends have been paid at a rate of 12% per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends which are declared shall be paid pro rata to the holders. No dividends or interest shall accrue on any accrued and unpaid dividends. The Company's 11% senior subordinated notes and bank debt restrict the Company's ability to pay dividends on the Series A Preferred.

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

     Dividends may be paid on the Common Stock if and when declared by the board of directors of the Company out of funds legally available therefor. The Company does not expect to pay dividends on the Common Stock in the foreseeable future. So long as shares of the Series A Preferred and Series B Preferred remain outstanding, the Company may not declare, pay or set aside for payment any dividends on the Common Stock.

COMMON STOCK PURCHASE WARRANTS

     The Company has issued warrants, exercisable to purchase an aggregate of 21,405 shares of Common Stock (or an aggregate of approximately 5.1% of the outstanding shares of Common Stock on a fully diluted basis, which also includes stock options), at an initial exercise price of $6.67 per share, at any time on or after December 16, 1997, and on or before January 31, 2008.

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

STOCK-BASED COMPENSATION PLAN

     The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 47,741 of those shares were available for grant to directors and employees of the Company as of May 29, 1999. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

INCENTIVE STOCK PURCHASE PLAN

     On July 7, 1998 the stockholders of the Company unanimously approved and adopted the Commemorative Brands, Inc. Incentive Stock Purchase Plan (the Plan). Pursuant to the terms of the Plan, the Company may from time to time offer shares of the Company's Series B Preferred Stock and Common Stock to employees, consultants and independent sales representatives who are determined to be eligible to purchase shares pursuant to the Plan by the Plan Administrator (as defined in the Plan) upon such terms and at such prices as are set forth in the Plan and as are determined by the Plan Administrator. To date, no shares have been issued pursuant to the Plan.

(8)      RELATED - PARTY TRANSACTIONS

     The Company had agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amounts that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short-Term Revolving Credit (see Note 4). The indemnification agreement was terminated as of June 28, 1999 (see Note 9).

     On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey
H. Brennan, former President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which was due and payable in full on June 16, 2003, and which bore interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares were deposited as collateral security for the repayment in full of the promissory note. As of May 11, 1999, in connection with the termination of Mr. Brennan's employment, the Company repurchased for $25,000 in cash plus the return and cancellation of Mr. Brennan's $75,000 promissory note, all of the shares purchased by Mr. Brennan at the purchase price paid by him therefor. In connection with the purchase by another officer of the Company of shares on June 30, 1998, the Company lent another officer of the Company the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The $25,000 loan was repaid in full to the Company on February 15, 1999. The balance of $100,000 was included in prepaid expenses and other current assets on the accompanying balance sheet as of August 29,1998.

     The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the Manager), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5 percent of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Indenture prohibits payment of the management fee in the Event of a Default by the Company in the payment of principal, Redemption Price or Purchase Price (both as defined in the Indenture), Interest, or Liquidated Damages (if any) on the Notes. The Bank Agreement prohibits payment of the management fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the management fee; (ii) the Short-Term Revolving Credit shall have been paid in full; and
(iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The management fee for the nine months ended May 29, 1999 has been accrued but not paid, and is included in accounts payable and accrued expenses. The Short-Term Revolving Credit was terminated on June 28, 1999 (see Note 9).

(9)      SUBSEQUENT EVENTS

         As of June 28, 1999, (a) the Short-Term Revolving Credit was terminated and (b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend certain other financial covenants and (iii) provide for additional loans to the Company of up to $4 million in excess of the availability under the Borrowing Base for a period of up to 120 days expiring on December 30, 1999; PROVIDED that the funds held in a cash collateral account that had been pledged to secure the CHPII guaranty of the Company's obligations under the Short-Term Revolving Credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the conversion of the funds in the cash collateral account into shares of Series B Preferred, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released.

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

RESULTS OF OPERATIONS

      The results of operations of the Company for the nine months ended May 29, 1999 and May 30, 1998, were negatively impacted by the excess costs and inefficiencies incurred as a result of the additional labor and overhead that were necessary as a result of the complications that arose from the integration of the different order entry and manufacturing processes required to manufacture Balfour rings following the consolidation of the former Balfour Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities. Although the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998, there can be no assurance that the operations formerly conducted by each of the Company's predecessors will be fully integrated or as to the amount of any cost savings that may ultimately result from such integration.

      During January 1998, the Company began a computer project which, among other things, is intended to (i) convert the more inefficient Balfour computer systems to the more efficient ArtCarved systems, (ii) unify the Company's computer system thereby reducing computer operation and maintenance costs, streamlining and making the Company's order entry system and process more accurate, and (iii) eliminate any "Year 2000" problems that may be inherent in the Company's existing computer systems. Management believes that this computer conversion project will be completed by September 1999, although there can be no assurance that it will be completed by that date.

THE COMPANY

      THREE MONTHS ENDED MAY 29, 1999 AS COMPARED TO THE THREE MONTHS ENDED MAY 30, 1998

      NET SALES - Net sales increased $7.6 million, or 17.6%, to $50.7 million for the three months ended May 29, 1999, as compared to $43.1 million for the three months ended May 30, 1998. The increase in net sales was a result of an 8.4% increase in net sales of class rings in the high school in-school sales channel, high school in-store sales channel and college bookstore sales channel, a 4.9% increase in the net sales of recognition and affinity jewelry directly related to an increase in sales of mothers' rings, and a 4.3% increase in the net sales of fine paper products, which primarily resulted from an increase in sales of product as a result of the increased number of sales representatives. Of the 8.4% increase in the sales of class rings, 6.6% was the result of increased unit sales in the high school in-school sales channel which principally resulted from an increased numbers of sales representatives.

      GROSS PROFIT - Gross profit increased $5.5 million, or 24.3%, to $28.5 million for the three months ended May 29, 1999, as compared to $23.0 million for the three months ended May 30, 1998. As a percentage of net sales, gross profit was 56.3% for the three months ended May 29, 1999 compared to 53.3% for the three months ended May 30, 1998. The increase in gross profit was primarily a result of increased unit sales in the high school in-school sales channel, sales of mothers' rings and sales of fine paper products. The increase in gross profit as a percentage of net sales was primarily due to (1) the change in the product mix of sales of class rings in the high school in-school channel to higher profit items and (2) efficiencies gained in overhead absorption as a result of increased units sold in the high school in-school sales channel and increased sales of mothers' rings.

      SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $3.3 million, or 17.4%, to $22.2 million for the three months ended May 29, 1999, compared to $18.9 million for the three months ended May 30, 1998. As a percentage of net sales, selling, general and administrative expenses remained the same at 43.8% for the three months ended May 29, 1999 and the three months ended May 30, 1998. Selling expenses as a percentage of sales were greater in the three months ended May 29, 1999 than during the same period in the prior year as a result of increased commissions to sales representatives due to increased unit sales in the high school in-school sales channel and a change in product mix experienced in the sales of in-school class rings and of fine paper products which was partly offset by a decrease in general and administrative expenses.

      OPERATING INCOME - As a result of the foregoing, operating income increased $2.3 million to $6.4 million for the three months ended May 29, 1999 compared to $4.1 million for the three months ended May 30, 1998. As a percentage of net sales, operating income increased to 12.5% for the three months ended May 29, 1999 compared to 9.4% for the three months ended May 30, 1998.

      INTEREST EXPENSE, NET - Interest expense, net, was $3.7 million for the three months ended May 29, 1999 and $3.8 million for the three months ended May 30, 1998. The interest expense was attributable to interest on the Bank Agreement under which the average outstanding balance increased to $49.8 million for the three months ended May 29, 1999 from $42.0 million for the three months ended May 30, 1998, at rates ranging from 7.8% to 9.5%. Interest on the $90.0 million of senior subordinated notes remained constant at a rate of 11%.

      PROVISION FOR INCOME TAXES - For the three months ended May 29, 1999 and May 30, 1998, the Company expensed $30,000 and $0, respectively, related to state income taxes. There is no federal income tax provision or benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

      NET INCOME - As a result of the foregoing, net income increased $2.4 million to $2.7 million for the three months ended May 29, 1999 compared to a net income of $0.3 million for the three months ended May 30, 1998.

      PREFERRED DIVIDENDS - Preferred dividends of $0.3 million were accrued for the three months ended May 29, 1999 and for the three months ended May 30, 1998. No cash dividends were paid in the three months ended May 29, 1999 or in the three months ended May 30, 1998.

      NET INCOME TO COMMON STOCKHOLDERS - As a result of the foregoing, net income to common stockholders increased an aggregate of $2.4 million to $2.4 million for the three months ended May 29, 1999 compared to net income to common stockholders of $0 for the three months ended May 30, 1998.

      NINE MONTHS ENDED MAY 29, 1999 AS COMPARED TO THE NINE MONTHS ENDED MAY 30, 1998

      NET SALES - Net sales increased $9.6 million, or 7.6%, to $135.2 million for the nine months ended May 29, 1999, as compared to $125.6 million for the nine months ended May 30, 1998. The increase in net sales was the result of a 3.5% increase in net sales of class rings, a 2.2% increase in sales of fine paper products, and a 1.9% increase in the sales of recognition and affinity jewelry. Net sales in the high school in-school sales channel increased 4.6% as a result of increased unit sales of 3.1% which resulted primarily from an increase in the number of sales representatives and a 1.5% increase in net sales as a result of the change in product mix, offset by a 0.9% decrease in net sales of rings in the high school in-store sales channel and the college bookstores sales channel. The increase in sales of fine paper products resulted primarily from an increase in the number of sales representatives and a majority of the increase in the sales of recognition and affinity jewelry was primarily attributable to increased sales of mothers' rings.

      GROSS PROFIT - Gross profit increased $8.4 million, or 12.3%, to $76.9 million for the nine months ended May 29, 1999, as compared to $68.5 million for the nine months ended May 30, 1998. As a percentage of net sales, gross profit was 56.9% for the nine months ended May 29, 1999 compared to 54.5% for the nine months ended May 30, 1998. Of the 2.4% increase in gross profit as a percentage of net sales, 2.0% of the increase was primarily due to labor and overhead efficiencies in both the ring manufacturing plant and the fine paper manufacturing plant. The remaining 0.4% of the gross profit increase was due to the change in product mix of the sales in the high school in-school channel of both ring products and graphic products to the higher profit margin units.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $7.7 million, or 14.3%, to $61.7 million for the nine months ended May 29, 1999, compared to $54.0 million for the nine months ended May 30, 1998. As a percentage of net sales, selling, general and administrative expenses increased to 45.7% for the nine months ended May 29, 1999, compared to 43.0% for the nine months ended May 30, 1998. The 2.7% increase in selling, general and administrative expenses, as a percentage of net sales primarily resulted from increased commissions due to the increased number of units sold and the change in sales mix in the high school class rings in-school channel and fine paper products to products with higher commissions.

      OPERATING INCOME - As a result of the foregoing, operating income increased $0.7 million to $15.2 million for the nine months ended May 29, 1999 compared to $14.5 million for the nine months ended May 30, 1998. As a percentage of net sales, operating income decreased to 11.2% for the nine months ended May 29, 1999 compared to 11.5% for the nine months ended May 30, 1998.

      INTEREST EXPENSE, NET - Interest expense, net, was $11.3 million for the nine months ended May 29, 1999 and $11.1 million for the nine months ended May 30, 1998. The increase in interest expense resulted primarily from increased interest on the Bank Agreement which increased to an average outstanding balance of $47.9 million from $37.7 million for the nine months ended May 29, 1999 and May 30, 1998, respectively, at rates ranging from 7.8% to 10.3%. Interest on the $90.0 million of senior subordinated notes remained constant at a rate of 11%.

      PROVISION FOR INCOME TAXES - For the nine months ended May 29, 1999 and May 30, 1998, the Company expensed $90,000 and $0, respectively, related to state income taxes. There is no federal income tax provision or benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

      NET INCOME - As a result of the foregoing, net income increased $0.4 million to $3.8 million for the nine months ended May 29, 1999 compared to net income of $3.4 million for the nine months ended May 30, 1998.

      PREFERRED DIVIDENDS - Preferred dividends of $0.9 million were accrued for the nine months ended May 29, 1999 and for the nine months ended May 30, 1998. No cash dividends were paid in the nine months ended May 29, 1999 or in the nine months ended May 30, 1998.

      NET INCOME TO COMMON STOCKHOLDERS - As a result of the foregoing, net income to common stockholders increased an aggregate of $0.4 million to $2.9 million for the nine months ended May 29, 1999 compared to $2.5 million for the nine months ended May 30, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of May 29, 1999, the Company had a $35.0 million aggregate borrowing limit under its Revolving Credit and Gold Facilities and an $8.0 million short-term line of credit expiring March 31, 1999 (subsequently extended to June 28, 1999) (as extended, the "Short-Term Revolving Credit"). The Company had $27,438,000 outstanding under the Revolving Credit Facility, $5,267,000 outstanding under the Gold Facility and no borrowings outstanding under the Short-Term Revolving Credit at May 29, 1999. At May 29, 1999, the Company had $1,312,000 available under its Revolving Credit Facility, $73,000 available under its Gold Facility and $8,000,000 available under its Short-Term Revolving Credit. The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (defined in Note 4 and Note 9 to the Consolidated financial statements), working capital and capital expenditure requirements, and payments required under a Management Agreement with Castle Harlan, Inc. ("CHP Management Fee") (see Note 8, Related-Party Transactions).

      As of June 28, 1999, (a) the Short-Term Revolving Credit was terminated and (b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend certain other financial covenants and (iii) provide for additional loans to the Company of up to $4 million in excess of the availability under the Borrowing Base for a period of up to 120 days expiring on December 30, 1999; provided that the funds held in a cash collateral account that had been pledged to secure a CHPII guaranty of the Company's obligations under the Short-Term Revolving Credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. See Note 9.

      Management believes that cash flows generated by existing operations and its available borrowings under its Bank Agreement including the $4 million overadvance will be sufficient to fund its ongoing operations.

      Operating activities provided cash of $1.4 million for the nine months ended May 29, 1999 as a result of net income of $3.8 million, adjusted to eliminate expenses for non-cash items of $5.7 million and partially offset by changes in assets and liabilities of $8.1 million. The $8.1 million of cash used by changes in assets and liabilities resulted from increases in accounts receivable of $21.4 million and other assets of $0.6 million, which were offset by decreases in inventories of $1.6 million, prepaid expenses and other current assets of $1.8 million and increases in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of $10.7 million. These fluctuations generally reflect the seasonality of the Company's business. The seasonal fluctuations usually result in higher sales during the first three fiscal quarters of the year and correspondingly higher levels of accounts receivable, and bank overdraft, accounts payable and accrued expenses. In addition, inventories decreased as of the end of the third fiscal quarter as a result of less finished goods and raw materials due to low volume of ring sales in the fourth fiscal quarter of the year. Prepaid and other current assets usually decline during the first three fiscal quarters as a result of the amortization of prepaid advertising expenses that are paid for in the fourth fiscal quarter of the year. The increase in other assets for the nine months ended May 29, 1999 was a result of an increase in the manufacture of samples for new sales representatives. The increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was an increase of $5.3 million in commissions owed to sales representatives, an increase of customer deposits of approximately $1.2 million, an increase of $1.1 million in accrued payroll and bonuses, an increase of $0.9 million in accrued preferred dividends and an increase of $2.5 million in accrued interest, offset by $0.3 million decrease in accounts payable.

      Comparing the nine months ended May 29, 1999 with the nine months ended May 30, 1998, the Company's operating activities provided cash of $1.4 million for the nine months ended May 29, 1999 and used $1.4 million for the nine months ended May 30, 1998. Changes in assets and liabilities used cash of $10.3 million for the nine months ended May 30, 1998 and $8.1 million for the nine months ended May 29, 1999, a decrease in cash used of $2.2 million. For the nine months ended May 29, 1999, accounts receivable increased $9.3 million more than the nine months ended May 30, 1998 mainly due to the increase in net sales for the three months ended May 29, 1999 of $7.6 million. Inventories decreased $2.1 million more during the nine months ended May 29, 1999 than the nine months ended May 30, 1998 as a result of changes in product mix and the Company producing product more efficiently and quickly in the current year. During the period ended May 30, 1998, the Company reduced its prepaid expenses and other current assets by $2.6 million, whereas prepaid expenses and other current assets only decreased by $1.8 million for the nine months ended May 29, 1999. The difference in prepaid expenses and other current assets between the two years resulted from a reduction in advances to sales representatives paid in advance of commissions earned in the current year. The increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of approximately $9.9 million for the nine months ended May 29, 1999 compared to the nine months ended May 30, 1998 was a result of an increase of approximately $5.6 million in accounts payable, an increase of $2.2 million in commissions owed to sales representatives resulting from increased sales of rings in the high school in-school sales channel and increased sales of fine paper products, an increase of $1.2 million in accrued payroll and bonuses, an increase of $1.2 million in accrued preferred dividends and an increase of $1.7 million in other accrued expenses partially offset by a $2.0 million decrease in long-term liabilities related to SFAS No. 106.

      The Company used $2.1 million more cash in the nine months ended May 29, 1999 than in the nine months ended May 30, 1998 for investing activities. The increase reflects the capital expenditures made by the Company for its computer system and related costs.

      For a description of the Company's debt, please see Note 4 and Note 9 to the consolidated financial statements included herein.




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

      The Company expects its Year 2000 conversion project to be completed by September 1999, although there can be no assurance that it can be completed by that date. Failure to meet this schedule could have a material impact on the operations of the Company.

      COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. While the total cost to the Company of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred by the Company will range from $0.5 million to $1.0 million. The materiality of the costs of the project and the date when the Company believes it will complete the Year 2000 project are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. Through May 29, 1999, the Company has expended $198,000 related to its Year 2000 compliance assessment.

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

                           PART II. OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

      There are no materials pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes are probable of payment. The Company has no pending administrative proceedings related to environmental matters involving governmental authorities.

ITEM 2.        CHANGES IN SECURITIES

     None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

               3.6 Certificate of Increase of Series B Preferred Stock dated June 25, 1999.

               10.18 Waiver and Sixth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement.

               10.19 Seventh Amendment to Revolving Credit, Term Loan, and Gold Consignment Agreement.

               27.     Financial Data Schedule for the period ended
                       May 29, 1999.

     (b) The Company did not file any reports on Form 8-K during the nine months ended May 29, 1999.

                           COMMEMORATIVE BRANDS, INC.

                                   SIGNATURES

      Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COMMEMORATIVE BRANDS, INC.



                                        By:   /s/Sherice P. Bench
                                            ------------------------------
                                            SHERICE P. BENCH
                                            VICE PRESIDENT FINANCE AND
                                            PRINCIPAL ACCOUNTING OFFICER

DATE:   JULY 13, 1999