Form 10-K405
period 1999-08-28
COMMEMORATIVE BRANDS INC
filed 1999-11-24
CIK 1031595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

                                  -------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED AUGUST 28, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] (Not Applicable)

The aggregate market value of the voting stock held by non-affiliates at August 28, 1999: $0.00

                         375,985 shares of common stock
             (Number of shares outstanding as of November 23, 1999)

                           COMMEMORATIVE BRANDS, INC.
                                    FORM 10-K
                    FOR THE FISCAL YEAR ENDED AUGUST 28, 1999
                                      INDEX

                                                                                                              Page
                                                                                                              ----
      PART I

      Item 1.  Business..........................................................................................1

      Item 2.  Properties........................................................................................6

      Item 3.  Legal Proceedings.................................................................................6

      Item 4.  Submission of Matters to a Vote of Security Holders...............................................6

      PART II

      Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.............................7

      Item 6.  Selected Financial Data...........................................................................7

      Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations............12

      Item 7A. Quantitative and Qualitative Disclosures About Market Risks......................................19

      Item 8.  Financial Statements and Supplementary Data......................................................20

      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............20

      PART III

      Item 10. Directors and Executive Officers of the Registrant...............................................21

      Item 11. Executive Compensation...........................................................................23

      Item 12. Security Ownership of Certain Beneficial Owners and Management...................................27

      Item 13. Certain Relationships and Related Transactions...................................................28

      Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..................................29

               Signatures.......................................................................................31

               Financial Statements.............................................................................33

               Exhibit Index....................................................................................78

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

PRODUCTS

      Most of the Company's sales (approximately 88% of net sales during fiscal 1999 and 1998) were derived from the sale of scholastic products, consisting of high school and college class rings, graduation-related fine paper products and other graduation accessories. The balance of the Company's sales (approximately 12% of net sales during fiscal 1999 and 1998) were derived from the sale of recognition and affinity products, consisting of jewelry and other products which are designed to enable purchasers to show affinity or support for their favorite teams, to show pride in their affiliations and to help companies and other organizations promote and recognize achievement.

      The Company's largest product offerings are its high school and college class rings. The Company offers over 200 styles of high school class rings ranging from traditional to highly stylish and fashion oriented. Most of the Company's high school class rings are available in either gold or nonprecious metal, and most are available with a choice of more than 50 different types of stones in each of several different cuts. More than 400 designs can be placed on or under the stone, and emblems of over 100 activities or sports can appear on the sides. As a result, students have the ability to customize their rings by designing highly personal and meaningful rings to commemorate their high school education. During fiscal 1999 and 1998, the Company's high school class rings generally ranged in price to the student from approximately $50 for a nonprecious metal ring up to approximately $500 for a gold ring with precious stones.

      The Company's college class rings are similar to the Company's high school class rings in terms of the variety of customization and personalization options available. However, college rings tend to be larger than high school rings, and many more college rings are ordered in 14- and 18-karat gold or with precious or semiprecious stones. During fiscal 1999 and 1998, the average selling price of the college class ring was higher than that of the Company's high school class ring, with prices generally ranging from approximately $100 for a nonprecious metal ring to as much as $2,000 for a gold ring with precious stones.

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

      The Company manufactures and markets a variety of recognition and affinity jewelry for specialty niche markets. The Company's "recognition" products are designed to commemorate accomplishments and achievements in business, sporting or other endeavors, and "affinity" products are designed to express pride in one's affiliations with a particular organization or support for one's favorite teams and organizations. The Company's recognition and affinity jewelry products are grouped into four primary categories. The personalized family jewelry products consist of rings custom-made to include children's names, birth dates and birthstones, and personalized jewelry such as necklaces and bracelets designed to commemorate family celebrations and holidays such as Mother's Day and Valentine's Day. The Company distinguishes its personalized family jewelry from that of its competitors through extensive personalization with family names, dates, crests and events. The Company's licensed consumer sports jewelry includes rings, pins and pendants containing team logos, mascots and colors, that are manufactured for fans to express their support for their favorite professional or amateur sports team. The Company's professional sports championship jewelry consists of similar products but is designed for the championship individual or team to commemorate its championship, accomplishments or achievements. The Company offers sports championship jewelry for professional sports organizations (including Super Bowl rings to the San Francisco 49ers in 1995 and World Series rings to the New York Yankees in 1996 and 1998) as well as jewelry for individuals to commemorate American Bowling Congress-sanctioned perfect games. Corporate recognition and reward jewelry includes jewelry awards for employees of various corporations.

SALES AND MARKETING

      The Company has a national presence in all three primary sales channels for class rings and scholastic products: (i) the high school in-store sales channel of independent retail jewelers, retail jewelry chains and mass merchants; (ii) the high school in-school sales channel of independent sales representatives; and (iii) the college on-campus sales organization (primarily on-campus and local bookstores). No single customer of the Company represented more than 5% of net sales in fiscal 1999.

      The Company markets its class rings: (i) in-store to independent and chain jewelers under the names ARTCARVED-Registered Trademark- and R. JOHNS-Registered Trademark- and to mass merchants under the names KEYSTONE-Registered Trademark-, MASTER CLASS RINGS-Registered Trademark- and CLASS RINGS, LTD.-Registered Trademark-; (ii) in high schools under the BALFOUR-Registered Trademark- name; and (iii) on college campuses under the ARTCARVED-Registered Trademark-, BALFOUR-Registered Trademark- and KEEPSAKE-Registered Trademark- names. The Company markets its graduation-related fine paper and accessories under the BALFOUR-Registered Trademark- and ARTCARVED-Registered Trademark- names directly to students in-school and on college campuses through approximately 100 college bookstores. The Company markets its licensed consumer sports jewelry and its corporate recognition and reward jewelry under the BALFOUR-Registered Trademark- name, its sports championship jewelry under the BALFOUR-Registered Trademark- and KEEPSAKE-Registered Trademark- names and its personalized family jewelry under the Celebrations of LIFE-Registered Trademark-, GENERATIONS OF LOVE-Registered Trademark- and NAME SAKE-Registered
Trademark- names.

      The Company is one of the leading suppliers of high school class rings in the in-store channel based on net sales for fiscal 1999. A predecessor of the Company introduced the concept of in-store sales for high school class rings in 1963 as an alternative to traditional in-school sales. The Company sells its high school class rings in-store to independent jewelry retailers, large jewelry chains and to mass merchants. The Company was also the first class ring manufacturer to sell class rings to mass merchants such as Wal-Mart and Kmart, an area of strong sales growth within the class ring industry over the last ten years. The Company utilizes distinct product brands, product line characteristics and pricing for each of the in-store sales channels. Advertising is particularly important in the in-store market to inform students and parents that the retailer offers alternatives to the products sold at school. The Company utilizes a combination of national, regional, local and co-op print and local direct mail advertising for its products depending on the type of retailer involved.

      The Company also markets its products in high schools using the BALFOUR-Registered Trademark-brand name through its independent sales representatives, who offer both class rings and a variety of fine paper products and graduation accessories directly to high school students. The Company's in-school sales channel is supported through a sales organization that consists of approximately 135 regional independent representatives who work exclusively for the Company with respect to the types of products represented by the Company's product lines.

      The Company compensates its independent sales representatives on a commission basis, and most independent sales representatives receive a monthly draw against commissions earned, although all expenses, including promotional materials made available by the Company, are the responsibility of the representative. The Company's independent sales representatives operate under contract with exclusive non-compete arrangements that prohibit representatives from selling competing products during the term of their arrangement with the Company and for a period of time, generally two years, thereafter. Depending on geographical size and volume, independent sales representatives may employ one or more additional sales representatives in addition to part-time or full-time personnel.

      The Company's college class rings are sold under the ARTCARVED-Registered Trademark- and BALFOUR-Registered Trademark- brand names primarily through on-campus bookstores and, to a lesser extent, through local bookstores, both of which typically also offer class rings distributed by one or more of the Company's competitors. The college bookstores display the Company's products, although approximately 85% of all orders are taken by the Company's sales representatives at special events periodically set up at the bookstore or campus student center. College class ring sales are principally supported by sales promotions with school newspaper advertising and direct mailings to students and parents. The Company uses promotions to stimulate sales in the critical back-to-school, pre-Christmas and pre-graduation periods. The Company differentiates itself from its competitors through its high quality rings, innovative styles, quick delivery times and promotional services that attract students to tables containing product information. Beginning during the fourth quarter of fiscal 1997, the Company began to offer BALFOUR-Registered Trademark- fine paper products through the more extensive ArtCarved college on-campus sales channels. At August 28, 1999, BALFOUR-Registered Trademark- fine paper products, primarily personalized college announcements and name cards, were being sold in approximately 100 college bookstores.

      Recognition and affinity products are sold either (i) to retail outlets or directly to the group or organization, or (ii) by a combination of field sales personnel and corporate sales personnel. The Company's BALFOUR-Registered Trademark- licensed consumer sports jewelry and CELEBRATIONS OF LIFE-Registered Trademark-, GENERATIONS OF LOVE-Registered Trademark- and NAME-SAKE-Registered Trademark- personalized family jewelry are primarily distributed to retail outlets and through merchandise catalogues. The Company markets its BALFOUR-Registered Trademark-sports championship jewelry directly to the championship team or organization or its members and its KEEPSAKE-Registered Trademark- bowling rings directly to individuals. Corporate recognition and reward programs are developed in conjunction with corporate clients, who order and purchase products directly from the Company.

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

RAW MATERIALS

      The principal raw materials that the Company purchases are gold and precious, semiprecious and synthetic stones. The cost (and, with respect to precious, semiprecious and synthetic stones, the availability) of these materials are affected by market conditions. Operating results during fiscal 1999 were not materially affected by market volatility. Any significant increase in the price of these raw materials could adversely impact the Company's cost of sales.

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

      The Company reduces its exposure to fluctuations in the price of gold in several ways. In the Company's in-school sales channel for the sale of high school class rings, the Company resets its ring prices from time to time on new ring sales to reflect the then current price of gold. However, the Company does not have the same flexibility to reset its ring prices in the in-store and on-campus sales channels for high school and college rings, respectively, where rings are sold on the basis of seasonal prices. In either of these two cases, the Company must bear the risk of a change in the price of gold either from the time the order is placed or from the time the price is set until the product is shipped. As a result, since there may be a change in the price of gold, the Company may from time to time engage in certain hedging transactions to reduce the effects of fluctuations in the price of gold. As of August 28, 1999, the Company held options for 58,300 ounces of gold.

      The Company also uses precious, semiprecious and synthetic stones in its products. The precious stones are purchased from multiple vendors at market prices. The Company purchases substantially all synthetic and semiprecious stones from a single German supplier, which the Company believes supplies semiprecious and synthetic stones to almost all of the class ring manufacturers in the United States. The Company believes that the loss of this source of synthetic and semiprecious stones would adversely affect its business during the time period in which alternate sources adapted production capabilities to meet increased demand.

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

INTELLECTUAL PROPERTY

      The Company markets its products under many trademarked brand names, some of which rank among the most recognized and respected names in the jewelry industry, including ARTCARVED-Registered Trademark-, BALFOUR-Registered Trademark-, CELEBRATIONS OF LIFE-Registered Trademark-, CLASS RINGS, LTD.-Registered Trademark-, GENERATIONS OF LOVE-Registered Trademark-, KEEPSAKE-Registered Trademark-, KEYSTONE-Registered Trademark-, MASTER CLASS RINGS-Registered Trademark-, NAME-SAKE-Registered Trademark-and R. JOHNS-Registered Trademark-. Generally, a trademark registration will remain in effect so long as the trademark remains in use by the registered holder and any required renewals are obtained. The Company also holds several patented ring designs. The Company's patents expire at varying dates, but management does not believe that the loss of any one of these patents would have a material adverse effect on the Company's financial position or results of operations.

      The Company has non-exclusive licensing arrangements with numerous colleges and universities under which the Company has the right to use the name and other trademarks and logos of these schools on the Company's products. In addition, the Company has non-exclusive licensing agreements with certain major professional sports organizations for the right to use the name and other trademarks and logos of the professional sports organizations on the Company's products. Management does not believe that there are any licenses the loss of which, individually, would have a material adverse effect on the Company's financial position or results of operations.

      Effective March 30, 1999, the Company had granted to Lenox, Inc., a license expiring May 1, 2002 to use the KEEPSAKE-Registered Trademark- name for the sale of non-jewelry goods on a royalty-free, worldwide and non-exclusive basis for non-jewelry products.

      The Company has non-exclusive licensing arrangements with two manufacturers in Canada for the ARTCARVED-Registered Trademark- trademark and exclusive licensing arrangements for the ARTCARVED-Registered Trademark-trademark to a retailer in Central America.

      During October 1997, the Company entered into a Trademark License Agreement with Aurafin, Inc. pursuant to which the Company granted to Aurafin the right to use the ARTCARVED-Registered Trademark- trademark in connection with wedding rings, engagement rings and anniversary bands for an initial term of ten years, which is automatically renewable for additional successive five-year periods unless terminated prior thereto. Under the terms of the agreement, Aurafin pays the Company royalties based on decreasing marginal percentages of annual net sales of various licensed products.

      During December 1997, the Company entered into a Trademark License Agreement with Frederick Goldman, Inc. pursuant to which the Company granted Goldman the right to use the KEEPSAKE-Registered Trademark- trademark in connection with rings, bracelets, pendants, necklaces, earrings, earring jackets, brooches, pins, neck chains, watches, and related services, excluding any products manufactured or developed by the Company. The agreement, which has an initial term of ten years which automatically renews for successive five-year periods assuming it is not otherwise terminated pursuant to its terms, provides for royalty payments based on percentages of sales of various licensed products, subject to an annual minimum royalty.

EMPLOYEES

      At August 28, 1999, the Company employed 1,575 individuals, of whom approximately 1,195 were involved in manufacturing, operations and production support, 270 were involved in customer service, marketing and sales and 110 were employed in various administrative, accounting and data processing functions. Many employees engaged in manufacturing operations are highly skilled technicians and craftspersons.

      Other than 607 hourly production and maintenance employees (at August 28, 1999) at the Austin, Texas manufacturing facility, no employees of the Company are represented by a labor union. The production and maintenance workers are represented by the United Brotherhood of Carpenters and Joiners Union (the "Union"). After the Company and its predecessor had operated without an agreement for nearly three years, the Company and the Union signed a collective bargaining agreement on April 24, 1997, which provided for wage rate increases of $0.30 an hour on April 21, 1997, and $0.25 an hour on June 1, 1998, and $0.20 an hour on June 1, 1999. The contract expires on May 31, 2000. Management anticipates negotiations with the union for a new collective bargaining agreement will begin in March 2000 or April 2000. Neither the Company nor its predecessors have experienced any work stoppages or significant employee-related problems at its Austin, Texas manufacturing facility in the recent past. Management considers the relationship between the Company and all of its employees to be satisfactory.

      The Company employs two separate sales forces to support its in-store retail products and its on-campus products, with approximately 30 salespeople concentrating on in-store and approximately 35 full-time territory managers (supplemented by approximately 80 to 90 part-time representatives during peak buying seasons) concentrating on college campuses.

ITEM 2.        PROPERTIES

      The Company's headquarters and principal executive offices are located at 7211 Circle S Road, Austin, Texas 78745. The Company's other principal properties as of August 28, 1999, are as set forth below. Management believes the Company's properties are in good condition.

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

      Subsequent to August 28, 1999, the Company entered into two new lease agreements for an additional facility in El Paso, Texas and a replacement for the warehouse facility listed above in Austin, Texas effective December 31, 1999.

Warehouse Facility                  Austin, Texas             30,600 Square Feet                Leased
Manufacturing Facility              El Paso, Texas            20,000 Square Feet                Leased

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

      There is no established public trading market for the Company's common stock, par value $0.01 per share ("Common Stock"). At August 28, 1999 and at November 23, 1999, there were four (4) holders of record of the Common Stock.

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

Table (A)      Summary Historical Financial and Other Data - the Company

      The Company completed the Acquisitions of ArtCarved and Balfour on December 16, 1996 and prior to such date engaged in no business activities other than those in connection with the Acquisitions and financing thereof. The following table presents summary historical financial and other data for the Company and should be read in conjunction with the financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. The following information with respect to the Company as of August 28, 1999 and August 29, 1998, and for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997 has been derived from the audited financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated November 5, 1999 included herein. The following information with respect to the Company as of August 30, 1997, has been derived from the audited financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated November 27, 1998, which is not included herein. See "Financial Statements." The results of operations for the Company for the fiscal year ended August 28, 1999, and August 29, 1998 are not comparable to the results of operations for the fiscal year ended August 30, 1997 because the information presented for the fiscal year ended August 28, 1999 and August 29, 1998 includes business operations for a full twelve-month period in contrast to the fiscal year ended August 30, 1997 in which the Company had not been engaged in significant business operations prior to the completion of the Acquisitions on December 16, 1996. Due to the highly seasonal nature of the class ring business, a significant amount of revenue and income were earned by the Company's predecessors in the three and one-half month period ended December 16, 1996, due to the back to school and pre-holiday season. See "Seasonality" below.

TABLE (A)
-------------------------------------------------------------------------------

                                                                               Fiscal Year Ended
                                                                -----------------------------------------------
                                                                    August 30,    August 29,      August 28,
                                                                     1997(1)         1998            1999
                                                                ---------------- --------------  --------------
                                                                   (Dollars in thousands, except share data)
 STATEMENT OF INCOME DATA:
 Net sales                                                       $    87,600     $   151,101     $    160,308
 Cost of sales                                                   $    45,189     $    72,615     $     70,824
                                                                ---------------- --------------  --------------
 Gross profit                                                    $    42,411     $    78,486     $     89,484
 Selling, general and administrative expenses                    $    41,481     $    68,294     $     78,962
                                                                ---------------- --------------  --------------
 Operating income                                                $       930     $    10,192     $     10,522
 Loss from continuing operations                                 $    (8,867)    $    (4,637)    $     (4,192)
 Net loss to common stockholders                                 $    (9,717)    $    (5,837)    $     (5,392)
 Basic and diluted loss per share                                $    (25.91)    $    (15.55)    $     (14.31)
 OTHER DATA:
 EBITDA (2)                                                      $     5,025     $    17,093     $     17,698
 Depreciation and amortization                                   $     4,095     $     6,901     $      7,176
 Capital expenditures                                            $     3,493     $     6,610     $      9,785
 Cash flows provided by (used in):
      Operating activities                                       $      (677)    $    (3,749)    $      1,097
      Investing activities                                       $  (173,693)    $    (6,552)    $     (9,785)
      Financing activities                                       $   175,450     $     9,102     $      8,464
 BALANCE SHEET DATA (AT END OF PERIOD):
 Total assets                                                    $   200,869     $   203,805     $    209,845
 Total long-term debt                                            $   125,450     $   134,322     $    134,410
 Total stockholders' equity                                      $    40,453     $    34,846     $     37,830

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

Table (B) Summary Historical Financial and Other Data - ArtCarved

      The following table presents summary historical financial and other data for ArtCarved and should be read in conjunction with the financial statements of ArtCarved and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in
Item 7 herein. The following information with respect to ArtCarved for the period from September 1, 1996 to December 16, 1996, has been derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated October 24, 1997, included in the Financial Statements included herein. See "Financial Statements." The following information with respect to ArtCarved as of December 16, 1996, August 31, 1996, and August 26, 1995 and for the fiscal years ended August 31, 1996 and August 26, 1995, has been derived from the audited financial statements of ArtCarved, which have been audited by Arthur Andersen LLP as stated in their report dated October 24, 1997, which is not included herein. The results for the period September 1, 1996, to December 16, 1996, are not necessarily indicative of the results to be expected for the full fiscal year. The information presented below does not include adjustments related to the ArtCarved acquisition.

TABLE (B)
-------------------------------------------------------------------------------

                                                                      Fiscal Year Ended (1)
                                               ---------------------------------------------------------------
                                                                                                The Period
                                                                                              from September
                                                                                                1, 1996 to
                                                                 August 26,                    December 16,
                                                                    1995     August 31, 1996       1996
                                               ---------------------------------------------------------------
                                                                      (Dollars in thousands)

STATEMENT OF INCOME DATA:

Net sales                                                       $     71,994  $     70,671    $      27,897

Cost of sales                                                   $     32,879  $     32,655    $      11,988
                                                                ------------  ------------    -------------

Gross profit                                                    $     39,115  $     38,016    $      15,909

Selling, general and administrative expenses                    $     28,224  $     27,940    $       9,862

Restructuring charges (2)                                       $      3,244  $          -    $           -
                                                                ------------  ------------    -------------

Operating income(3)                                             $      7,647  $     10,076    $       6,047

OTHER DATA:

EBITDA (4)                                                      $     16,505  $     15,091    $       8,039

Depreciation and amortization                                   $      5,614  $      5,015    $       1,992

Capital expenditures (5)                                        $      1,120  $        844    $         195

Cash flows provided by (used in):

     Operating activities                                       $     (3,164) $      1,663    $       1,498

     Investing activities                                       $     (1,120) $       (844)   $        (195)

     Financing activities                                       $      4,284  $       (819)   $       4,261

BALANCE SHEET DATA (AT END OF PERIOD):

Total assets                                                    $     75,955  $     74,542    $      86,065

Total long-term debt (6)                                        $     99,900  $     91,221    $      80,144

Advances in equity (deficit) (6)                                $    (53,186) $    (28,524)   $      (6,464)
---------------------------------------------------------------------------------------------------------------

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

Table (C) Summary Historical Financial and Other Data - Balfour

      The following table presents summary historical financial and other data for Balfour and should be read in conjunction with the financial statements of Balfour and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 herein. The following information with respect to Balfour for the period from February 26, 1996 to December 16, 1996 has been derived from the audited financial statements of Balfour, which have been audited by Arthur Andersen LLP, independent public accountants, as indicated in their report dated November 19, 1997, included herein. See "Financial Statements". The following information with respect to Balfour as of December 16, 1996, February 25, 1996, and February 26, 1995, and for the years ended February 25, 1996 and February 26, 1995, has been derived from the audited financial statements of Balfour, which have been audited by Arthur Andersen LLP as stated in their report dated November 19, 1997, which is not included herein. The results for the period from February 26, 1996 to December 16, 1996 are not necessarily indicative of the results that could be expected for the full fiscal year. The information presented below does not include adjustments related to the Balfour acquisition.

TABLE (C)
-------------------------------------------------------------------------------

                                                                         Fiscal Year Ended (1)
                                                    ---------------------------------------------------------------
                                                                                                 The Period from
                                                                                                February 26, 1996
                                                                                                       to
                                                         February 26,         February 25,        December 16,
                                                             1995                 1996                1996
                                                    ---------------------------------------------------------------
                                                                        (Dollars in thousands)
STATEMENT OF INCOME DATA:

Net sales                                            $         77,491       $       71,300      $        60,233

Cost of sales                                        $         35,406       $       35,598      $        29,350
                                                     ----------------       --------------      ---------------

Gross profit                                         $         42,085       $       35,702      $        30,883

Selling, general and administrative expenses         $         51,743       $       33,496      $        31,020
                                                     ----------------       --------------      ---------------

Operating income (loss)                              $         (9,658)      $        2,206      $          (137)

OTHER DATA:

EBITDA (2)                                           $         (7,680)      $        4,232      $         1,396

Depreciation and amortization                        $          1,978       $        2,026      $         1,533

Capital expenditures (3)                             $          1,274       $          530      $           345

Adjusted net sales (4)                               $         64,891       $       70,111      $        59,384

Cash flows provided by (used in):

    Operating activities                             $         (7,077)      $        1,604      $        (7,264)

    Investing activities                             $         (1,209)      $          421      $           226

    Financing activities                             $          8,286       $       (1,970)     $         6,977

BALANCE SHEET DATA (AT END OF PERIOD):

Total assets                                         $         45,236       $       42,563      $        45,127

Total long-term debt                                 $         15,136       $       13,166      $        20,201

Total stockholders' equity                           $         14,024       $       13,888      $        11,735
-----------------------------------------------------------------------------------------------------------------------

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

(4) Adjusted net sales represents, for all periods presented, net sales excluding results from: (i) the direct distribution of licensed consumer sports jewelry, which was discontinued in February 1995; and (ii) the fraternity jewelry product line, which was sold in March 1994; and (iii) the service award recognition product line, which was sold in April 1993. Although Balfour sold substantially all of the service award recognition product line, Balfour continues to have sales of service award recognition products, which management believes will not be a significant percentage of net sales in future periods.

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

RESULTS OF OPERATIONS

      The financial statements of the Company for the fiscal year ended August 28, 1999 reflect operations of the Company for the 52-week period from August 30, 1998 to August 28, 1999. The financial statements of the Company for the fiscal year ended August 29, 1998 reflect operations of the Company for the 52-week period from August 31, 1997 to August 29, 1998. The financial statements of the Company for the fiscal year ended August 30, 1997 reflect operations for the period from December 16, 1996 (the date of consummation of the Acquisitions) to August 30, 1997. The financial statements are presented for the predecessors: ArtCarved for the period from September 1, 1996 through December 16, 1996, and Balfour for the period from February 26, 1996 through December 16, 1996. See "Financial Statements". The results of operations for the Company for the fiscal years ended August 28, 1999 and August 29, 1998 are not comparable to the results of operations for the fiscal year ended August 30, 1997 because the information presented for the fiscal years ended August 28, 1999 and August 29, 1998 include business operations for a full twelve-month period in contrast to the fiscal year ended August 30, 1997 which includes no significant business operations prior to December 16, 1996. Due to the highly seasonal nature of the class ring business, a significant amount of revenue and income were earned by the Company's predecessors in the three and one-half month period ended December 16, 1996 due to the back to school and pre-holiday season.

      The results of operations of the Company for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998. The consolidation of these Massachusetts-based operations into the Texas facilities was expected to yield cost savings to the combined Balfour and ArtCarved operations as compared to their predecessor's historical cost from, among other things, reduced occupancy, overhead and labor expenses. To date, the Company has realized savings approximately $1.5 million per year in reduced occupancy and overhead costs. The full anticipated cost savings from the consolidation of facilities has not been realized, however, mainly due to the following ongoing circumstances:

- People - The specific Balfour product knowledge that was "lost" due to Massachusetts employees electing not to relocate to Texas resulted in production inefficiencies, higher than normal training expenses and additional costs to temporarily place former Balfour employees (manager and supervisors) in the Texas plant. In addition, labor costs in the Austin, Texas area have increased faster than anticipated as a result of the tightening of the labor market in the Austin area.

- Tooling - Because Balfour ring tooling is older and more complicated to use than the ArtCarved ring tooling, the Company continues to experience higher than normal training costs and lower levels of efficiency than that achieved at the ArtCarved ring plant.

- Systems - The Balfour computer system is heavily dependent on manual processing and human interaction. The Company experienced difficulties in the transfer of user knowledge and system documentation. As a result, the Company has incurred labor costs in excess of those anticipated by management to enter, schedule, produce, track and ship the Balfour rings.

      During January 1998, the Company began a major computer project which began implementation in July 1999. The project will convert the more inefficient Balfour computer systems to the more efficient ArtCarved systems, unifying the Company's computer system thereby reducing computer operation and maintenance costs, streamlining and making the Company's order entry system and process more accurate, and substantially reducing the risk of any material "Year 2000" problems that were inherent in the existing Balfour computer systems. Management believes that the system is now Year 2000 compliant and will be operating more efficiently by January 2000.

      As certain of the labor and tooling costs are imbedded in the Balfour manufacturing process, management does not anticipate that significant cost reductions can be accomplished in the near term without significant changes in the tooling and manufacturing processes of Balfour products. Management continues to assess more efficient manufacturing and tooling techniques which may in the future yield additional cost savings but may require additional capital investment.

THE COMPANY

      TWELVE MONTHS ENDED AUGUST 28, 1999 ("FISCAL 1999") AS COMPARED TO THE TWELVE MONTHS ENDED AUGUST 29, 1998 ("FISCAL 1998").

NET SALES - Net sales increased $9.2 million, or 6.1%, to $160.3 million for fiscal 1999, from $151.1 million in fiscal 1998. The increase in net sales was the result of a 4.3% increase in net sales of high school class rings, a 2.3% increase in net sales of fine paper products and a 1.1% increase in net sales of recognition and affinity jewelry, offset by a 1.6% decrease in net sales of college class rings. Net sales in the high school in-school sales channel increased 4.9%, as a result of increased unit sales of 2.6% which resulted primarily from an increase in the number of sales representatives. The remaining 2.3% increase resulted from price increases and changes in product mix. These high school in-school volume increases were offset by a 0.6% decrease in net sales of rings in the high school in-store sales channel. The increase in net sales of fine paper products resulted primarily from an increase in the number of sales representatives, and a majority of the increase in the net sales of recognition and affinity jewelry was primarily attributable to increased sales of mothers' rings. The decline in the net sales of college class rings was primarily the result of the loss of competitive bid contracts to be the exclusive supplier of college class rings to students of the United States Air Force Academy and the United States Military Academy.

GROSS PROFIT - Gross Profit increased $11.0 million, or 14.0%, to $89.5 million for fiscal 1999 as compared to $78.5 million for fiscal 1998. As a percentage of net sales, gross profit increased to 55.8% for fiscal 1999 from 51.9% for fiscal 1998. Of the 3.9% increase in gross profit as a percentage of net sales, 2.2% of the increase was due to labor and overhead efficiencies in both the ring and the fine paper manufacturing plants and 2.0% resulted from favorable gold prices in fiscal 1999 as compared to fiscal 1998. These improvements were partially offset by increases in stone prices and stone breakage in fiscal 1999 as compared to fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $10.7 million, or 15.6%, to $79.0 million for fiscal 1999, compared to $68.3 million for fiscal 1998. As a percentage of net sales, selling, general and administrative expenses increased to 49.3% for fiscal 1999, compared to 45.2% for fiscal 1998. Of the 4.1% increase in selling, general and administrative expenses, 2.5% of the increase resulted from increased commissions to sales representatives as a result of a change in sales mix in the high school class rings and fine paper products, with the remaining increase resulting from increases in general and administrative expenses. General and administrative expenses increased approximately 1.5% as a percentage of net sales due to various factors including additional employee costs and professional advisory fees.

OPERATING INCOME - As a result of the foregoing, operating income increased $0.3 million to $10.5 million for fiscal 1999 compared to $10.2 million for fiscal 1998. As a percentage of net sales, operating income decreased to 6.6% for fiscal 1999 compared to 6.7% for fiscal 1998.

INTEREST EXPENSE, NET - Net interest expense was $14.6 million for fiscal 1999 and $14.8 million for fiscal 1998. Interest expense remained approximately the same as the prior year as a result of the combination of lower interest rates on the average outstanding balance under the Bank Agreement and an increase of the outstanding balance to $52.6 million in fiscal 1999 as compared to $46.6 million in 1998. Interest rates ranged from 7.8% to 10.3% for fiscal 1999 and 1998. Interest on the $90.0 million of senior subordinated notes is fixed at a rate of 11%.

PROVISION FOR INCOME TAXES - For fiscal 1999 and 1998, the Company expensed $120,000 and $0 respectively, related to state income taxes. There is no federal income tax benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

NET LOSS - As a result of the foregoing, net loss decreased $0.4 million to $4.2 million for fiscal 1999 compared to net loss of $4.6 million for fiscal 1998.

PREFERRED DIVIDENDS - Preferred dividends of $1.2 million were accrued for each of fiscal 1999 and fiscal 1998. No cash dividends were paid in fiscal 1999 or fiscal 1998.

NET LOSS TO COMMON STOCKHOLDERS - As a result of the foregoing, net loss to common stockholders decreased an aggregate of $0.4 million to $5.4 million for fiscal 1999 compared to $5.8 million for fiscal 1998.

      TWELVE MONTHS ENDED AUGUST 29, 1998 ("FISCAL 1998") AS COMPARED TO THE TWELVE MONTHS ENDED AUGUST 30, 1997 ("FISCAL 1997")

      The results of operations for the Company for fiscal 1998 are not comparable to the results of operations for fisca1 1997 because the information presented for fiscal 1998 includes business operations for a full twelve-month period in contrast to fiscal 1997 which includes no significant business operations prior to December 16, 1996.

NET SALES - Net sales increased $63.5 million, or 72.5%, to $151.1 million for fiscal 1998, as compared to $87.6 million in fiscal 1997. This increase in net sales is primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations. Due to the highly seasonal nature of the class ring business, approximately 35% of the Company's fiscal 1997 sales were recognized by the Company's predecessors in the three and one-half month period ended December 16, 1996. This period included the back-to-school period and the pre-holiday season. Approximately 18% of the Company's increase in net sales was a result of increases in sales volume of high school and college rings and an increase in the sales volume of the personalized family jewelry product segment of recognition and affinity products.

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

INTEREST EXPENSE, NET - Interest expense, net was $14.8 million for fiscal 1998 and $9.8 million for fiscal 1997 primarily consisting of interest on the outstanding debt under the Bank Agreement which had an average outstanding balance of $46.6 million and $32.7 million for fiscal 1998 and 1997, respectively, at rates ranging from 8.5% to 10.5% and interest on the $90.0 million of notes, at a rate of 11%.

PROVISION FOR INCOME TAXES - For fiscal 1998 and fiscal 1997, no provisions or benefits were recorded as management believes the net operating losses and carry-forwards incurred by the Company in prior periods will be sufficient to cover any tax liability.

NET LOSS - As a result of the foregoing, net loss decreased $4.2 million to a net loss of $4.6 million for fiscal 1998 compared to a net loss of $8.9 million for fiscal 1997 which was primarily a result of the fact that fiscal 1998 includes a full twelve months of business operations in contrast to fiscal 1997 which includes only approximately eight and one-half months of business operations.

PREFERRED DIVIDENDS - Preferred dividends were $1.2 million for fiscal 1998 and $0.9 million for fiscal 1997. No cash dividends were paid in fiscal 1998 or fiscal 1997.

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

SEASONALITY

      The Company's scholastic product sales tend to be seasonal. The Company generally recognizes sales on shipment of product. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

      As of August 28, 1999, the Company had a $35.0 million line of credit under the Revolving Credit and Gold Facilities (each as defined in Note 8 to the Consolidated Financial Statements). The Company had $21,660,000 outstanding under the Revolving Credit Facility and $4,800,000 outstanding under the Gold Facility at August 28, 1999. At August 28, 1999, the Company had $4,161,000 available under its Revolving Credit Facility, including a $4.0 million overadvance loan extended in August, and $4,379,000 available under its Gold Facility. The Company's ability to borrow under the overadvance loan expires on November 30, 1999 and any amounts on that date in excess of the then current Borrowing Base (as defined and more fully discussed in Note 8 to the Consolidated Financial Statements) are due and payable in full.

The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (each as defined in Note 8 to the Consolidated Financial Statements) working capital and capital expenditure requirements, and payments required under a management agreement with Castle Harlan, Inc. ("the CHP Management Fee") which has been accrued but not paid in each of fiscal year 1998 and fiscal year 1999 in accordance with the terms of the Bank Agreement (see Item 13 "Certain Relationships and Related Transactions"). Because of the difficulties in the consolidation of the Balfour operations and the seasonality of the Company's business, the Company will continue to have limited capital resources and limited flexibility in meeting the Company's cash requirements at certain times during the year.

      As of June 28, 1999 (a) the $8.0 million Short-Term Revolving Credit Loan that the Company had secured from the Banks was terminated and (b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend certain other financial covenants and (iii) provide for overadvance loans to the Company of up to $4 million in excess of the availability under the Borrowing Base for a period of up to 120 days expiring on November 30, 1999; provided that the funds held in a cash collateral account that had been pledged by CHPII to secure a CHPII guaranty of the Company's obligations under the Short-Term Revolving Credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the termination of the Short-Term Revolving Credit and the conversion of the funds in the cash collateral account into shares of Series B Preferred, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released. See Note 8 to the Consolidated Financial Statements.

      Operating activities provided cash of $1.1 million for fiscal 1999 as a result of a net loss of $4.2 million, adjusted by $8.6 million to eliminate expenses for non-cash items, and partially offset by net cash used by changes in assets and liabilities of $3.3 million. The $3.3 million of cash used by changes in assets and liabilities resulted from increases in accounts receivable of $5.4 million and other assets of $0.8 million, which were offset by decreases in inventories of $0.5 million, prepaid expenses and other current assets of $0.6 million and increases in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of $1.8 million. Accounts receivable increased $5.4 million as a result of increased sales of $7.2 million during the third and fourth quarters of fiscal 1999 as compared to fiscal 1998. In addition, prepaid expenses and other current assets, (which are primarily comprised of advances to sales representatives, deferred taxes and prepaid advertising expenses) decreased $0.6 million and inventories decreased $0.5 million as order volume remained relatively constant with fiscal 1998. Other assets increased $0.8 million as a result of an increase in the manufacture of samples for new sales representatives. The increase of $1.8 million in bank overdraft, accounts payable, accrued expenses and other long-term liabilities resulted from an increase of $3.2 million in commissions owed to sales representatives and royalties, an increase of $1.4 million in accrued expenses for the CHP Management Fee, offset by a decrease of $0.9 million in accounts payable, a decrease of $1.5 million in the accumulated post-retirement benefit obligation, deferred compensation, and compensation and related costs, and a decrease of $0.4 million in other accrued expenses and other long-term liabilities.

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

      The Company used $9.8 million, a $3.2 million increase over fiscal 1998, for investing activities. The increase reflects the capital expenditures made by the Company for the conversion of the Balfour computer systems to the ArtCarved system. The Company's projected capital expenditures for fiscal 2000 are expected to decline to approximately $5.1 million for manufacturing equipment, tools and dies and software development.

      Also affecting cash usage in fiscal 1998 were the one-time costs associated with the closing of the Attleboro facilities, moving expenses and set-up expenses in Austin. As of August 28, 1999 and August 29, 1998, $11.5 million and $11.3 million, respectively, of the costs had been incurred with the balance of $0.6 million in reserves for remaining expenses associated with the metal stamping and tooling operations currently operating in Attleboro.

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

      COMPLIANCE PROGRAM. In order to address the Year 2000 issue, the Company has conducted a review of its computer systems, applications and equipment and has contacted external parties (such as suppliers) regarding their preparedness for Year 2000 to identify the systems that could be affected by the Year 2000 problem and is making certain investments in its software applications and systems to ensure that the Company's systems and applications function properly to, throughout and beyond the Year 2000.

      COMPANY STATE OF READINESS. The awareness phase of the Year 2000 project began with a corporate-wide awareness program. The assessment phase of the project involved, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to be Year 2000 compliant. However, the Company does not consider responses from such third parties to be conclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The Company continues to assess and evaluate the exposure associated with its interaction with and reliance on third parties.

      The Company expects its Year 2000 conversion project to be completed in December 1999. All major applications have been implemented and testing is continuing. Management expects all testing to be completed as scheduled by the end of December 1999.

      COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. The total cost to the Company of the Year 2000 project will be approximately $0.6 million. The materiality of the costs of the project and the date when the Company believes it will complete the Year 2000 projects are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated. Specific factors that might cause such material differences, include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties. Through August 28, 1999, the Company has expended $0.3 million related to its Year 2000 compliance assessment.

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

      The goal of the Year 2000 project is to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans have been developed to respond to any failures as they may occur. Such contingency and business plans were completed in early November 1999. Management does not expect the costs to the Company of the Year 2000 project to have a material adverse effect on the Company's financial position, results of operations or cash flows. However, based on information available at this time, the Company cannot conclude that any failure of the Company or third parties to achieve Year 2000 compliance will not adversely affect the Company.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      INTEREST RATE RISK. The Company has market risk exposure from changes in interest rates as its Revolving Credit Agreement provides for varying interest rates based upon prime interest rates. The Company's policy is to manage interest rate exposure through the use of a combination of fixed and floating rate debt instruments. The Company uses a variable and fixed rate line of credit including Euro Rate obligations to provide working capital for operations and inventory build-up. The Company does not hedge its interest rate obligations with any type of derivative investments.

      SEMI-PRECIOUS STONES. The Company purchases the majority of its semi-precious stones from a single source supplier in Germany. Management believes that all major competitors purchase their semi-precious stones from the same supplier. The purchases are payable in German Marks or Euros. In the past and from time-to-time the Company has purchased forward German Mark contracts in order to hedge its market risk. No contracts were purchased in the fiscal year ended August 28, 1999 and the Company's exposure did not result in an adverse impact on the Company due to the strength of the U. S. Dollar in relation to the Mark.

      GOLD. The Company purchases all of its gold requirements from BankBoston's Gold Department through its Revolving Credit and Gold Facilities. The Company consigns the majority of its gold from BankBoston and pays for it as the product is shipped to its customers. The Company, as of August 28, 1999, had hedged its gold requirements for the fiscal year ending August 26, 2000 by covering the majority of its estimated gold requirements through the purchase of gold options. At August 28, 1999 the Company held 58,300 ounces of gold options at a price of $285 per ounce which expire on a monthly basis from September 1999 through June 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth each person who was an executive officer or director of the Company as of August 28, 1999:

NAME                                      POSITION
EXECUTIVE OFFICERS AND DIRECTORS:

      David G. Fiore                      President, Chief Executive Officer
                                          and Director

      John K. Castle                      Director

      David B. Pittaway                   Director

      Zane Tankel                         Director

      Edward O. Vetter                    Director

      Sherice P. Bench                    Vice President Finance


      For a description of the Company's employment arrangements with Mr. Fiore and Ms. Bench see "Executive Compensation --Employment Agreements". No family relationship exists between any of the executive officers or between any of them and any director of the Company.

      DAVID G. FIORE (52) has been President, Chief Executive Officer and a director of the Company since August 11, 1999, and prior thereto was president and CEO of Reliant Building Products, Inc., of Dallas from October 1992 to January 1999. Prior to that Mr. Fiore was president and CEO of CalTex Industries, Inc. from September 1988 to October 1992. Mr. Fiore has also held the positions of Division General Manager, VP of Manufacturing and Director of Marketing, all with Atlas Powder Company, a subsidiary of Tyler Corporation from April 1977 to September 1988. Prior to his service at Atlas, Mr. Fiore served as Assistant to the President of the Gunlocke Company from January 1974 to April 1977. Mr. Fiore received his MBA from Syracuse University and BA degree from the State University of New York at Buffalo.

      JOHN K. CASTLE (58) has been a director of the Company since December 16, 1996, and has been Chairman of Castle Harlan, Inc., a private merchant bank, since 1987. Mr. Castle is Chairman of Castle Harlan Partners II GP, Inc., which is the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Mr. Castle is also Chairman and Chief Executive Officer of Branford Castle Holdings, Inc. and Chairman of Castle Harlan Partners III GP, Inc., the general partner of the general partner of Castle Harlan Partners III, L.P. Immediately prior to forming Castle Harlan, Inc., Mr. Castle was President and Chief Executive Officer and a director of Donaldson, Lufkin and Jenrette, Inc., one of the nation's leading investment banking firms. Mr. Castle is a director of Sealed Air Corporation, Morton's Restaurant Group, Inc. and Universal Compression, Inc.; a Managing Director of Statia Terminals Group, N.V.; and a member of the corporation of the Massachusetts Institute of Technology. Mr. Castle is also a Trustee of the New York Presbyterian Hospital, Inc., the Whitehead Institute of Biomedical Research and New York Medical College (for 11 years serving as Chairman of the Board). Formerly, Mr. Castle was a Director of the Equitable Life Assurance Society of the United States.

      DAVID B. PITTAWAY (48) has been a director of the Company since December 16, 1996, and was President, Treasurer and the sole director of the Company from April 1996 through December 1996. Mr. Pittaway has been Vice President and Secretary of Castle Harlan, Inc., a private merchant bank, since February 1987 and Senior Managing Director since May 1999. Mr. Pittaway is Secretary of Castle Harlan Partners II GP, Inc., which is the general partner of the general partner of Castle Harlan Partners II, L.P., the Company's controlling stockholder. Mr. Pittaway is also Secretary of Castle Harlan Partners III GP, Inc., the general partner of the general partner of Castle Harlan Partners III, L.P. Mr. Pittaway has been Vice President and Secretary of Branford Castle, Inc., an investment company, since October 1986; Vice President, Chief Financial Officer and a director of Branford Chain, Inc., a marine wholesale company, since June 1987; a director of Morton's Restaurant Group, Inc., a public restaurant company, and of Charlie Browns Acquisition Corp; and Managing Director of Statia Terminals Group, N.V., a holder of marine terminals. Prior to 1987, Mr. Pittaway was Vice President of Strategic Planning and Assistant to the President of Donaldson Lufkin & Jenrette, Inc. from 1985.

      ZANE TANKEL (59) has been a director of the Company since December 16, 1996, and has been Chairman and Chief Executive Officer of Zane Tankel Consultants, Inc., a sales company, since 1990. In 1994, Mr. Tankel formed Apple Metro, Inc., a restaurant franchisee for the New York metropolitan area, for the franchiser Applebee's Neighborhood Grill & Bar. He is presently Chairman and Chief Executive Officer of Apple Metro, Inc. In 1995, Mr. Tankel was elected chairman of the Federal Law Enforcement Foundation, which aids the federal law enforcement community in times of crisis, and was elected to the Board of Directors of the Metropolitan Presidents Organization, the New York chapter of the World Presidents Organization, with which Mr. Tankel has been associated since 1977. Mr. Tankel has also served on the Board of Directors of Beverly Hills Securities Corporation, a wholesale mortgage brokerage company, from 1987 until its sale in January 1994. In addition, Mr. Tankel founded Saga Communications, Inc. in 1988.

      EDWARD O. VETTER (79) has been a director of the Company since January 28, 1998 and has served as President of Edward O. Vetter & Associates, a private management consulting firm, since 1978 and has also served as a Trustee for the Massachusetts Institute of Technology since 1979. Mr. Vetter also served from 1987 to 1991 as Chairman of the Texas Department of Commerce, from 1979 to 1983 as Energy Advisor to the Governor of Texas and from 1976 to 1977 as U.S. Undersecretary of Commerce, serving as Director of Overseas Private Investment Corporation and as Director of Pension Benefit Guaranty Corporation. From 1952 through 1975, Mr. Vetter was employed by Texas Instruments, Inc. in various capacities and was the Executive Vice-President and Chief Financial Officer at the time of his retirement in 1975. Formerly, Mr. Vetter has served as a director of AMR Corporation, Champion International, Cabot Corporation, Dual Drilling Company, and Bell Packaging Company.

      SHERICE P. BENCH (40) has been Vice President Finance of the Company since December 16, 1996, and prior thereto was Vice President Finance and Controller of CJC from March 1989 through December 1996. Before joining CJC in March 1989, Ms. Bench was employed as an audit manager with Arthur Andersen LLP. Mrs. Bench received her BA degree from Texas Tech University and is a Certified Public Accountant.

      The Board of Directors has established two committees, a Compensation Committee and an Audit Committee. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company. The Audit Committee recommends the firm to be appointed as independent accountants to audit the Company's financial statements, discusses the scope and results of the audit with the independent accountants, reviews with management and the independent accountants the Company's interim and year-end operating results, considers the adequacy of the internal controls and audit procedures of the Company and reviews the non-audit services to be performed by the independent accountants. The Compensation Committee consists of Messrs. Castle, Pittaway and Tankel and the Audit Committee consists of Messrs. Pittaway and Vetter.

ITEM 11. EXECUTIVE COMPENSATION

      The table below summarizes the total value of compensation received by the Named Executive Officers who received compensation which exceeded $100,000 during fiscal 1999.

                                               SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                        Annual Compensation      Compensation
                                      ------------------------------------------
                                                                    Awards
                                                                  Securities
         Name and                                                 Underlying        All Other
    Principal Position        Year     Salary($)     Bonus($)    Options(#)(1)    Compensation($)
---------------------------- -------- ------------- ----------- ---------------- ------------------
David G. Fiore(2)             1999       23,077        -0-          12,524             -0-
President, Chief Executive    1998        -0-          -0-            -0-              -0-
Officer and Director          1997        -0-          -0-            -0-              -0-

Robert F. Amter(3)            1999      440,000        -0-             -(4)            -0-
(Former President and         1998        -0-          -0-            -0-              -0-
Chief Executive Officer)      1997        -0-          -0-            -0-              -0-

Jeffrey H. Brennan(4)         1999      110,427        -0-            -0-           97,243(4)
(Former President and         1998      195,292        -0-            -0-              -0-
Chief Executive Officer)      1997      131,538        -0-           8,617             -0-

Richard H. Fritsche(5)        1999        -0-          -0-            -0-          119,366(5)
(Former Vice President and    1998      118,309       50,000          -0-           27,894(6)
Chief Financial Officer)      1997       79,618        -0-           1,723          46,940(6)

Sherice P. Bench              1999      119,572       6,000           -0-              -0-
Vice President Finance        1998       88,269       5,000           -0-              -0-
                              1997       83,158       7,500          1,034             -0-

-----------------
  (1) The right to exercise the underlying options granted pursuant to the Company's Amended and Restated 1997 Stock Option Plan (the "Option Plan") vest at the rate of 25% per year at the end of the second through fifth year following the grant. As of August 28, 1999, there were 5,020 options exercisable under the Option Plan. Unless otherwise terminated earlier in accordance with the terms of the Option Plan, the options expire ten years from the date of grant.
  (2) Mr. Fiore was employed as President and Chief Executive Officer of the Company on August 11, 1999. Mr. Fiore was granted options to purchase 12,524 shares under the Option Plan concurrent with his employment. In accordance with the terms of his employment contract, Mr. Fiore's options vest and become exercisable one-half at the end of the first year and the remainder at the end of the second year.
  (3) Mr. Amter was employed from February 19, 1999 through August 19, 1999. No stock options were granted to Mr. Amter. Mr. Amter's employment agreement provides for certain additional equity compensation (discussed further under Employment Contracts below) and a tax-offset loan which was deferred at August 28, 1999.
  (4) Mr. Brennan's employment with the Company terminated as of February 19, 1999. Payments to Mr. Brennan after such date have continued in accordance with the terms of his employment agreement. Mr. Brennan's options under the Option Plan terminated effective February 19, 1999, upon the termination of his employment.
  (5) Mr. Fritsche's employment with the Company was terminated as of August 29, 1998. Payments to Mr. Fritsche after such date have continued to be made in accordance with the terms of his employment agreement. Mr. Fritsche's options under the Option Plan terminated effective August 29, 1998 upon the termination of his employment.
  (6)  Consists of reimbursement for relocation expenses.

      No stock options under the Option Plan were exercised by any of the named executives or officers during fiscal 1999. Options to purchase an aggregate of 8,617 shares and 1,723 shares terminated by reason of the terminations of employment by Mr. Brennan and Mr. Fritsche, respectively. Options to purchase an aggregate of 12,524 shares were granted to Mr. Fiore pursuant to the Option Plan during fiscal 1999.

      Directors who are neither managers of the Company nor affiliates of CHPII each receive a fee of $25,000 per year for their services as a director. In addition, all directors are reimbursed for expenses incurred by them in attending meetings of the Board of Directors or any committee thereof.

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

EMPLOYMENT CONTRACTS

      The Company entered into an employment agreement with Mr. David G. Fiore, effective August 11, 1999, pursuant to which Mr. Fiore serves as Chief Executive Officer of the Company at an annual base salary of $300,000 per year for an initial term of two (2) years. The Agreement will automatically renew so that the employment term will always have two years remaining unless either party provides written notice to the other party of its or his intent to terminate. The employment agreement provides that Mr. Fiore will be paid a bonus each fiscal year in an amount of up to $200,000 based upon targets or standards as shall be determined by the Board of Directors, in each case, within three months of the commencement of the following fiscal year. In addition, a discretionary bonus of up to $100,000 as determined by the Compensation Committee of the Board of Directors may be granted. All such bonuses shall be paid within 120 days following the close of each fiscal year. In addition, if the Company achieves certain EBITDA objectives (as defined) within three years of the effective date of his Agreement, Mr. Fiore will earn a long-term incentive bonus of $1,000,000 in the form of Series B Preferred Stock of the Company having a face value of $1,000,000 on the date of issuance. In addition, Mr. Fiore received an initial grant of stock options to purchase 12,524 shares of Common Stock, pursuant to his agreement and the terms of the Company's qualified incentive stock option plan, equivalent to 3% of the issued and outstanding shares of the common stock of the Company on a fully diluted basis. One-half of these options fully vest at the end of the first year and the remainder at the end of the second year. Mr. Fiore is eligible to participate in all employee benefit plans and programs (including any incentive bonus plan and incentive stock option plans) maintained by the Company from time to time for the benefit of its employees. In the event of the termination of his employment without substantial cause (as defined), Mr. Fiore would be entitled to receive bi-weekly severance payments for the balance of his employment term, plus the aggregate of any bonus actually earned by him through the date of termination, plus the long-term bonus and any stock options actually earned through the date of termination. In addition the Company will provide health benefits to Mr. Fiore and his family members for an additional 24 months beginning on the date his health coverage would otherwise cease due to his termination.

      The Company entered into an employment agreement with Sherice P. Bench, effective as of December 16, 1996, pursuant to which Mrs. Bench serves as an executive officer of the Company at an annual base salary of not less than $85,000 per year for an initial term of two years, which can be automatically extended for additional one year terms on December 15th of each succeeding year thereafter unless earlier terminated by the Company by not less than 60 days' prior notice. The current term expires December 15, 2000. Mrs. Bench is entitled to participate in such employee benefit programs, plans and policies (including incentive bonus plans and incentive stock option plans) as are maintained by the Company and as may be established for the employees of the Company from time-to-time on the same basis as other executive employees are entitled thereto. In the event of termination without "substantial cause" (as defined), Mrs. Bench will be entitled to receive 39 bi-weekly severance payments equal to the average of her bi-weekly compensation in effect within the two years preceding the termination, accrued but unused vacation, and any accrued bonus plus Mrs. Bench will be entitled to elect the continuation of health benefits under COBRA and the Company will pay the COBRA premiums for an 18-month period, beginning on the date that her health coverage ceases due to her termination.

      The Company entered into an employment agreement with Mr. Robert F. Amter, effective as of February 19, 1999, pursuant to which Mr. Amter was to serve as an executive of the Company for a term of six months at a salary of $70,000 per month. Mr. Amter's contract expired on August 19, 1999. Mr. Amter's employment agreement provided for additional equity or cash compensation following the expiration of its term based on whether certain financial performance criteria were met during the term of the agreement, which were not met. The agreement provides that Mr. Amter receive as additional compensation 6,600 shares of Series B Preferred Stock of the Company valued at $100 per share and also provides for a tax offset payment in the form of a loan to Mr. Amter sufficient to pay Mr. Amter's federal and state income taxes and employment tax with respect to such additional compensation. The balance of any such loan is due and payable upon an initial public offering of the company or upon the disposition of the Series B Preferred Stock issued as additional compensation. Any issuance of any stock as additional compensation or any extension of tax offset loans was deferred as of August 28, 1999.

      The Company entered into an employment agreement with Jeffrey H. Brennan, effective as of December 16, 1996, pursuant to which Mr. Brennan was to serve as Chief Executive Officer of the Company at an annual base salary of $190,000 per year for an initial term of four years. Mr. Brennan's employment pursuant to his employment agreement was terminated on February 19, 1999. In accordance with Mr. Brennan's employment agreement, Mr. Brennan is entitled to receive bi-weekly severance payments during the two-year period following his termination in an amount equal to the average of his bi-weekly base compensation in effect within the two years preceding his termination. Mr. Brennan agreed not to compete with the Company in the United States for a period of one year after the termination of his employment under his employment agreement. In conjunction with the termination of Mr. Brennan's employment, the Company repurchased from Mr. Brennan all shares of stock of the Company then beneficially owed by him at the original purchase price paid by Mr. Brennan therefore in cash plus the cancellation of the note issued to the Company by Mr. Brennan in conjunction with the purchase.

      The Company entered into an employment agreement with Richard H. Fritsche, effective as of December 16, 1996, pursuant to which Mr. Fritsche was to serve as an executive of the Company at an annual base salary of $115,000 per year for an initial term of three years. Mr. Fritsche's employment pursuant to his employment agreement was terminated on August 29, 1998. In accordance with Mr. Fritsche's employment agreement, Mr. Fritsche is entitled to receive bi-weekly severance payments during the 18-month period following his termination in an amount equal to the average of his bi-weekly base compensation in effect within the two years preceding his termination. Mr. Fritsche agreed not to compete with the Company in the United States for a period of one year after the termination of his employment under his employment agreement. In conjunction with the termination of Mr. Fritsche's employment, the Company repurchased from Mr. Fritsche all shares of stock of the Company then beneficially owed by him at the original purchase price paid by Mr. Fritsche therefore.

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

MANAGEMENT OPTIONS

      The Board of Directors of the Company approved the Commemorative Brands, Inc. Amended and Restated 1997 Stock Option Plan (the "Option Plan") effective July 29, 1997, as amended December 9, 1997. Pursuant to the Option Plan approximately 15% of the Common Stock of the Company on a fully diluted basis (after giving effect to the issuance of the shares of Common Stock underlying such options) or 69,954 shares of Common Stock have been reserved for issuance upon exercise of future stock options under the Option Plan. The Option Plan provides for the granting of both incentive and nonqualified stock options. On July 29, 1997, the Board approved the grant of 34,470 options to management employees at an exercise price of $6.67 per share. No options were granted to management in fiscal 1998. On January 28, 1998 the Board approved the grant of 937 nonqualified options to each of Messrs. Tankel and Vetter, at an exercise price of $6.67 per share. On August 11, 1999, the Board approved the grant of 12,524 nonqualified options to Mr. Fiore, in accordance with the terms of Mr. Fiore's employment agreement and the Option Plan, at an exercise price of $6.67 per share. The Compensation Committee is responsible for monitoring the Option Plan. All Common Stock issued upon exercise of options granted pursuant to the Option Plan will be subject to a voting trust agreement.

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

      On July 20, 1998, the Company commenced an offering pursuant to the Stock Purchase Plan of up to an aggregate of 18,750 shares of each of the Company's Common Stock and Series B Preferred Stock to eligible employees, consultants and independent sales representatives. The offering was terminated on December 22, 1998, and no shares were sold.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information known by the Company regarding the beneficial ownership of the Company's voting securities as of August 28, 1999, with respect to (i) each person or entity who is the beneficial owner of more than 5% of any class of the Company's voting securities, (ii) each of the Company's directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                    NUMBER OF        PERCENTAGE         NUMBER OF     PERCENTAGE
                                                    SHARES OF         OF TOTAL          SHARES OF      OF TOTAL
                                                     COMMON            COMMON           SERIES B       SERIES B
NAME AND ADDRESS OF BENEFICIAL OWNER (1)              STOCK             STOCK           PREFERRED      PREFERRED
----------------------------------------------------------------------------------------------------------------
Castle Harlan Partners II, L.P.(2)                    330,840           87.7%            406,240          88.1%
Castle Harlan Offshore Partners, L.P.(2) (3)           20,804            5.5              25,546           5.5
John K. Castle (2) (3) (4)                            375,985          100.0             460,985         100.0
David B. Pittaway (2)                                     469            *                   469           *
Zane Tankel (2)                                           938            *                   938           *
Edward O. Vetter(2)                                       400            *                   400           *
Robert F. Amter (6)                                       -0-            *                   -0-           *
Jeffrey H. Brennan (7)                                    -0-            *                   -0-           *
David G. Fiore (5)                                        -0-            *                   -0-           *
Sherice P. Bench(5)                                       -0-            *                   -0-           *
Directors and executive officers as a group
  (9 persons, including those listed above)(5)        375,985          100.0             460,985         100.0

----------------------
* Denotes beneficial ownership of less than one percent of the class of capital stock.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Except as indicated in the footnotes to this table, each stockholder named in the table has sole voting and investment power with respect to the shares set forth opposite such stockholder's name except for John K. Castle who, in his capacity as voting trustee, has sole voting power on such shares, but disclaims any economic interest in any shares so held.
(2) The address for each stockholder or director identified above is c/o Castle Harlan, Inc., 150 East 58th Street, New York, New York 10155.
(3) Affiliates of CHPII include among others, Castle Harlan Offshore Partners, L.P. ("Offshore"), Dresdner Bank AG, Grand Cayman Branch Managed Account (the "Managed Account") and the limited partners of the sole general partner of CHPII. Castle Harlan, Inc. acts as the investment manager for CHPII, Offshore and the Managed Account, pursuant to separate investment management agreements. Castle Harlan Associates, L.P. ("CHALP") is the sole general partner of each of CHPII and Offshore, and therefore, may be deemed to be a beneficial owner of the shares owned by each of those two partnerships. Castle Harlan Partners II GP, Inc. is the sole general partner of CHALP and, therefore, may be deemed to be a beneficial owner of the shares owned by CHALP. Castle Harlan, Inc., as the investment manager for each of CHPII, Offshore and the Managed Account (the owner of 18,483 shares of common stock and 22,696 shares of Series B Preferred Stock representing 4.9% of the total outstanding common stock and 4.9% of the total Series B Preferred Stock,), may be deemed to be beneficial owner of the shares owned by such entities.
(4) John K. Castle is a director of the Company and is the controlling stockholder of Castle Harlan Partners II GP, Inc., the general partner of the general partner of CHPII, and as such may be deemed to be a beneficial owner of the shares owned by CHPII and its affiliates. Mr. Castle disclaims beneficial ownership of such shares in excess of his proportionate partnership share. In addition, Mr. Castle serves as voting trustee under a voting trust agreement (the "Voting Trust Agreement") with certain officers and directors of the Company, and limited partners of CHALP and a corporate entity of which Mr. Castle is Chairman, Chief Executive Officer and principal stockholder. As the voting trustee, Mr. Castle may be deemed the beneficial owner of 7,029 shares of Common Stock and 7,674 shares of Series B Preferred Stock beneficially held by such persons and entities (which amounts are included in the numbers set forth above) through the voting trust. Mr. Castle disclaims any economic interest in such shares.
(5) The address for each director or executive officer identified above is c/o Commemorative Brands, Inc., 7211 Circle S Road, Austin, Texas 78745.
(6) The address for Mr. Robert F. Amter is 44 Ridgeview Drive, Belle Mead, NJ 08502.
(7) The address for Mr. Jeffrey H. Brennan is 5400 S. Park Terrace Avenue, #10-105, Greenwood Village, CO 80111.

      In accordance with a subscription agreement entered into by the Company and certain of CHPII's affiliates (together, the "Castle Harlan Group") in conjunction with the Acquisitions, the Company granted to the Castle Harlan Group and their permitted transferees, certain registration rights with respect to the shares of its capital stock owned by them, pursuant to which the Company agreed, among other things, to effect the registration of such shares under the Securities Act at any time at the request of the Castle Harlan Group and granted to the Castle Harlan Group and Messrs. Vetter and Tankel unlimited piggyback registration rights on certain registrations of shares by the Company.

      As of June 28, 1999 (a) the Short-Term Revolving Credit was terminated and (b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth Covenant, (ii) amend certain other financial covenants and (iii) provide for additional loans to the Company of up to $4 million in excess of the availability under the Borrowing Base for a period of up to 120 days expiring on November 30, 1999; provided that the funds held in a cash collateral account that had been pledged by CHPII to secure the CHPII guaranty of the Company's obligations under the Short-Term Revolving Credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the conversion of the funds in the cash collateral account into shares of Series B Preferred, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The Company entered into a management agreement dated December 16, 1996 (the "Management Agreement"), with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount has been paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Bank Agreement prohibits payment of the CHP Management Fee (as defined in the Bank Agreement) unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the CHP Management Fee; (ii) the Short-Term Revolving Credit shall have been repaid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The Indenture also prohibits payment of the CHP Management Fee (as defined in the Indenture) in the Event of a Default by the Company in the payment of principal, Redemption Price, Purchase Price (as defined in the Indenture), interest, or Liquidated Damages (if any) on the Notes. The Management Fee for the fiscal years ended August 28, 1999 and August 29, 1998 has been accrued but not paid, and is included in accounts payable and accrued expenses.

      During June 1998, the Company sold 937 newly issued shares of Series B Preferred Stock and 937 newly issued shares of Common Stock to Jeffrey H. Brennan, former Chief Executive Officer and President and Director of the Company. The Company also sold an aggregate of 985 newly issued shares of Series B Preferred Stock and 985 shares of Common Stock to three other officers of the Company. All such sales were effected at a purchase price of $100 per share of Series B Preferred Stock and $6.67 per share of Common Stock. Each of the foregoing purchases of shares by officers of the Company are subject to stock purchase agreements that give the Company the right to repurchase such shares or the officer the right to require the Company to repurchase such shares upon termination of employment under certain circumstances. Concurrently with such purchases, the officers placed all of the shares acquired by them into the voting trust created by the Voting Trust Agreement, of which John K. Castle is voting trustee. In conjunction with the termination of employment of Messrs. Fritsche and Brennan, the Company, in July 1999, repurchased all shares of stock purchased by Messrs. Fritsche and Brennan at their original purchase price and cancelled the note issued by Mr. Brennan in conjunction with his purchase.

      The Company agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amounts that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short-Term Revolving Credit. The indemnification agreement was terminated as of June 28, 1999 upon the termination of the Short-Term Revolving Credit. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity and Capital Resources" and Note 8 to the Consolidated Financial Statements.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents have been filed as a part of this report or where noted incorporated by reference:

     (a) The financial statements of the Company are set forth at page 33 of this report.

     (b) The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this report.

     (c) The following exhibits are filed as a part of the report (or have been filed and are incorporated by reference herein):

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

          3.5(c)    Certificate of Increase of Series B Preferred Stock dated
                    June 10, 1998.

          3.6(d)    Certificate of Increase of Series B Preferred Stock dated
                    June 25, 1999.

          4.1(a) Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (including the form of Note).

          4.2(a)    Form of Note (Included as part of Indenture).

          4.3(a) Registration Rights Agreement dated as of December 16, 1996, among the Company, Lehman Brothers Inc. and BT Securities
                    Corporation.

          4.4(c)    Amended and Restated Stockholders' and Subscription
                    Agreement, dated as of April 29, 1998, by and among the Company, CHPII, Dresdner Bank AG, Grand Cayman Branch,
                    Offshore, John K. Castle, as Voting Trustee, and the individuals party thereto.

          4.5(b)(f) Amended and restated 1997 Stock Option Plan of the Company.

          9.1(c)    Voting Trust Agreement, as amended and restated as of April
                    29, 1998, among the Company, certain stockholders of the Company party thereto and John K. Castle, as Voting Trustee.

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

          10.2(a)   Purchase Agreement dated December 10, 1996, among the
                    Company and the Initial Purchasers.

          10.3(a)(b) Employment Agreement dated as of December 16, 1996, between the Company and Jeffrey H. Brennan.

          10.4(a)(b) Employment Agreement dated as of December 16, 1996, between the Company and Richard H. Fritsche.


          10.5(a)(b) Employment Agreement between the Company and Balfour with respect to George Agle.

          10.6(a)(b) Form of Indemnification Agreement between the Company and
                    (i) each director and (ii) certain officers.

          10.7(f) Management Agreement dated as of December 17, 1996, between the Company and Castle Harlan, Inc. .

          10.8(g)   First Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated March 16, 1998.

          10.9(h)   Second Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated July 10, 1998.

          10.10(c)  Incentive Stock Purchase Plan, effective as of July 7, 1998.

          10.11(c)  Third Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated August 26, 1998.

          10.12(c) Revolving Credit Note, dated as of August 26, 1998, issued by the Company and payable to the order of BankBoston, N.A..

          10.13 (c) Indemnity Agreement, dated August 26, 1998, by and between the Company and CHPII.

          10.14(c)  Fourth Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated November 27, 1998.

          10.15(b)(e) Employment Agreement dated as of February 19, 1999 among the Company, Castle Harlan Partners II, LP and Robert F.
                    Amter.

          10.16(c) Waiver and Fifth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated March 30, 1999.

          10.17(c)  Amended and Restated Revolving Credit Note.

          10.18(d)  Waiver and Sixth Amendment to Revolving Credit Term Loan and
                    Gold Consignment Agreement.

          10.19(d)  Seventh Amendment to Revolving Credit, Term Loan, and Gold
                    Consignment Agreement.

          10.20(b)  Employment Agreement dated as of July 13, 1999 between
                    Commemorative Brands, Inc. and David G. Fiore. Filed herewith.

          10.21(b)  Employment Agreement dated as of December 16, 1996 between
                    Commemorative Brands, Inc. and Sherice P. Bench. Filed herewith.

          11.1 Statement re: Computation of per share earnings. Filed herewith.

          27.1      Financial Data Schedule. Filed herewith.


-----------------
(a) Incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-4, dated April 11, 1997.
(b)      Management contract or compensatory plan or arrangement.
(c) Incorporated by reference to the corresponding Exhibit number of the Company's Annual Report on Form 10-K, dated August 29, 1998.
(d) Incorporated by reference to the corresponding Exhibit number of the Company's Quarterly Report on Form 10-Q, dated May 29, 1999.
(e) Incorporated by reference to the corresponding Exhibit number of the Company's Quarterly Report on Form 10-Q, dated February 27, 1999.
(f) Incorporated by reference to the corresponding Exhibit of the Company's Annual Report on Form 10-K, dated August 30, 1997.
(g) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, dated February 28, 1998.
(h) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, dated May 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COMMEMORATIVE BRANDS, INC.




                                         By:/s/ Sherice P. Bench
                                            ------------------------------------
                                                           (Signature)
                                                Sherice P. Bench
                                                Vice President Finance and
                                                Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the indicated capacities on November 23, 1999.


/s/ David G. Fiore               President, Chief Executive Officer and Director
----------------------------
David G. Fiore


/s/ John K. Castle               Director
----------------------------
John K. Castle


/s/ David B. Pittaway            Director
----------------------------
David B. Pittaway


/s/ Zane Tankel                  Director
----------------------------
Zane Tankel


/s/ Edward O. Vetter             Director
----------------------------
Edward O. Vetter

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

                              FINANCIAL STATEMENTS

                          Index to Financial Statements

                                                                                                              Page
Consolidated Financial Statements of Commemorative Brands, Inc. and Subsidiaries

         Report of Independent Public Accountants.........................................................      34

         Consolidated Balance Sheets as of August 28, 1999 and August 29, 1998............................      35

         Consolidated Statements of Operations for the Fiscal Years Ended August 28, 1999, August 29,
                  1998 and August 30, 1997................................................................      36

         Consolidated Statements of Stockholders' Equity for the Fiscal Years Ended August 28, 1999,
                  August 29, 1998 and August 30, 1997.....................................................      37

         Consolidated Statements of Cash Flows for the Fiscal Years Ended August 28, 1999, August 29,
                  1998 and August 30, 1997................................................................      38

         Notes to Consolidated Financial Statements.......................................................      39

Financial Statements of CJC Holdings, Inc., Class Rings Business (ArtCarved)

         Report of Independent Public Accountants.........................................................      56

         Statements of Income (Loss) for the Period from September 1, 1996, through December 16,
                  1996....................................................................................      57

         Statements of Changes in Advances and Equity (Deficit) for the Period from September 1,
                  1996, through December 16, 1996.........................................................      58

         Statements of Cash Flows for the Period from September 1, 1996, through December 16, 1996........      59

         Notes to Financial Statements....................................................................      60

Financial Statements of L. G. Balfour Company, Inc.

         Report of Independent Public Accountants.........................................................      68

         Statements of Operations for the Period Ended December 16, 1996..................................      69

         Statements of Stockholder's Equity for the Period Ended December 16, 1996........................      70

         Statements of Cash Flows for the Period Ended December 16, 1996..................................      71

         Notes to Financial Statements....................................................................      72

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders of
Commemorative Brands, Inc.:

We have audited the accompanying consolidated balance sheets of Commemorative Brands, Inc. (a Delaware corporation), and subsidiaries as of August 28, 1999 and August 29, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commemorative Brands, Inc., and subsidiaries, as of August 28, 1999 and August 29, 1998, and the results of their operations and their cash flows for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997, in conformity with generally accepted accounting principles.



Houston, Texas
November 5, 1999

                             COMMEMORATIVE BRANDS, INC.

                            CONSOLIDATED BALANCE SHEETS

                         (In thousands, except share data)

                                                                                 August 28, 1999     August 29, 1998
                                                                                ------------------  -----------------
 ASSETS
 Current assets:
       Cash and cash equivalents                                                $        751         $      975
       Accounts receivable,  net of allowance for doubtful accounts of $2,366
         and $2,356, respectively                                                     28,707             24,705
       Inventories                                                                    13,804             14,299
       Prepaid expenses and other current assets                                       9,900             10,517
                                                                                ------------------  -----------------
            Total current assets                                                      53,162             50,496
 Property, plant and equipment, net                                                   41,780             36,294
 Trademarks, net of accumulated amortization of $2,081
            and $1,313, respectively                                                  28,659             29,427
 Goodwill, net of accumulated amortization of $5,953
            and $3,844, respectively                                                  78,408             80,517
 Other assets, net                                                                     7,836              7,071
                                                                                ------------------  -----------------
            Total assets                                                            $209,845         $  203,805
                                                                                ==================  =================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
       Bank overdraft                                                           $      3,186         $      3,138
       Accounts payable and accrued expenses                                          26,142               22,116
       Current portion of long-term debt                                               1,750                1,983
                                                                                ------------------  -----------------
            Total current liabilities                                                 31,078               27,237

 Long-term debt, net of current portion                                              132,660              132,339
 Other long-term liabilities                                                           8,277                9,383
                                                                                ------------------  -----------------
            Total liabilities                                                        172,015              168,959

 Commitments and contingencies

 Stockholders' equity:
       Preferred stock, $.01 par value, 750,000 shares authorized (in total)-
            Series A, 100,000 shares issued and outstanding                                1                    1
            Series B, 460,985 and 377,156 shares issued and outstanding                    5                    4
       Common Stock, $.01 par value, 750,000 shares authorized, 375,985 and
             377,156 shares issued and outstanding                                         4                    4
       Additional paid-in capital                                                     58,766               50,391
       Retained deficit                                                              (20,946)             (15,554)
                                                                                ------------------  -----------------
            Total stockholders' equity                                                37,830               34,846
                                                                                ------------------  -----------------
            Total liabilities and stockholders' equity                              $209,845         $    203,805
                                                                                ==================  =================

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            COMMEMORATIVE BRANDS, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                          (In thousands, except share data)

                                                                        August 28,           August 29,          August 30,
                                                                           1999                1998                 1997
                                                                    -----------------    ----------------     ----------------
Net sales                                                            $   160,308         $    151,101         $    87,600
Cost of sales                                                             70,824               72,615              45,189
                                                                    -----------------    ----------------     ----------------
Gross profit                                                              89,484               78,486              42,411

Selling, general and administrative expenses                              78,962               68,294              41,481
                                                                    -----------------    ----------------     ----------------
Operating income                                                          10,522               10,192                 930
Interest expense, net                                                     14,594               14,829               9,797
                                                                    -----------------    ----------------     ----------------
     Loss before provision for income taxes                               (4,072)              (4,637)             (8,867)
Provision for income taxes                                                   120                    -                   -
                                                                    -----------------    ----------------     ----------------
     Net loss                                                        $    (4,192)        $     (4,637)        $    (8,867)
Preferred dividends                                                       (1,200)              (1,200)               (850)
                                                                    -----------------    ----------------     ----------------
     Net loss to common stockholders                                 $    (5,392)        $     (5,837)        $    (9,717)
                                                                    =================    ================     ================
     Basic and diluted loss per share                                $    (14.31)        $     (15.55)        $    (25.91)
                                                                    =================    ================     ================

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                376,811              375,323             375,000
                                                                    =================    ================     ================


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

                             COMMEMORATIVE BRANDS, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          (In thousands, except share data)



                                                          Preferred Stock                              Common Stock
                                       -----------------------------------------------------     --------------------------
                                                  Series A                    Series B
                                       --------------------------   ------------------------
                                          Shares       Amount           Shares      Amount         Shares       Amount
                                       ------------- ------------   ------------- -----------    ------------ ------------
Balance, March 28, 1996                           -  $        -                -  $      -                 -  $       -
     (date of formation)
Issuance of Common Stock                          -           -                -         -           375,000          4
Issuance of Preferred Stock                 100,000           1          375,000         4                 -          -
Accrued Preferred Stock Dividends                 -           -                -         -                 -          -
Net loss                                          -           -                -         -                 -          -
                                       ------------- ------------   ------------- -----------    ------------ ------------
Balance, August 30, 1997                    100,000  $        1          375,000  $      4           375,000  $       4
Issuance of Common Stock                          -           -                -         -             2,156          -
Issuance of Preferred Stock                       -           -            2,156         -                 -          -
Accrued Preferred Stock Dividends                 -           -                -         -                 -          -
Net loss                                          -           -                -         -                 -          -
                                       ------------- ------------   ------------- -----------    ------------ ------------
Balance, August 29, 1998                    100,000  $        1          377,156  $      4           377,156  $       4
Repurchase of Common Stock                        -           -                -         -           (1,171)          -
Issuance of Preferred Stock                       -           -           83,829         1                 -          -
Accrued Preferred Stock Dividends                 -           -                -         -                 -          -
Net loss                                          -           -                -         -                 -          -
                                       ------------- ------------   ------------- -----------    ------------ ------------
Balance, August 28, 1999                    100,000  $        1          460,985  $      5           375,985  $       4
                                       ============= ============   ============= ===========    ============ ============


                                           Additional
                                             paid-in         Retained
                                             capital         deficit          Total
                                           ------------    -------------    ------------
Balance, March 28, 1996                    $       -       $        -      $        -
     (date of formation)
Issuance of Common Stock                       2,666                -           2,670
Issuance of Preferred Stock                   47,495                -          47,500
Accrued Preferred Stock Dividends                  -             (850)           (850)
Net loss                                           -           (8,867)         (8,867)
                                           ------------   -------------    ------------
Balance, August 30, 1997                   $  50,161       $   (9,717)     $   40,453
Issuance of Common Stock                          14                -              14
Issuance of Preferred Stock                      216                -             216
Accrued Preferred Stock Dividends                  -           (1,200)         (1,200)
Net loss                                           -           (4,637)         (4,637)
                                           ------------   -------------    ------------
Balance, August 29, 1998                   $  50,391       $  (15,554)     $   34,846
Repurchase of Common Stock                        (7)               -              (7)
Issuance of Preferred Stock                    8,382                -           8,383
Accrued Preferred Stock Dividends                  -           (1,200)         (1,200)
Net loss                                           -           (4,192)         (4,192)
                                           ------------   -------------    ------------
Balance, August 28, 1999                   $  58,766       $  (20,946)     $   37,830
                                           ============   =============    ============

                The accompanying notes are an integral part of
                   these consolidated financial statements.

                            COMMEMORATIVE BRANDS, INC.
                             STATEMENTS OF CASH FLOWS
                                  (In thousands)

                                                                                        For the Fiscal Years Ended
                                                                           -----------------------------------------------------
                                                                              August 28,        August 29,       August 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                                            1999              1998             1997
                                                                           -----------------  --------------- ------------------
     Net loss                                                               $    (4,192)       $ (4,637)      $     (8,867)
     Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities-
         Depreciation and amortization                                            7,176            6,901             4,095
         Provision for doubtful accounts                                          1,389              706               632
         Changes in assets and liabilities-
           (Increase) decrease in receivables                                    (5,391)           1,033             8,187
           (Increase) decrease in inventories                                       495          (2,532)             4,557
           (Increase) decrease in prepaid expenses and other current assets         617          (1,995)            (3,237)
           Increase in other assets                                                (765)         (1,696)            (1,567)
           Increase (decrease) in bank overdraft, accounts payable and
           accrued expenses and other long-term liabilities                       1,768          (1,529)            (4,477)
                                                                           -----------------  --------------- ------------------

           Net cash provided by (used in) in operating activities                 1,097          (3,749)              (677)
                                                                           -----------------  --------------- ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                  (9,785)         (6,552)            (3,493)
     Cash paid for the acquisitions of ArtCarved and Balfour, including               -                -          (170,200)
     transaction costs
                                                                           -----------------  --------------- ------------------

           Net cash used in investing activities                                 (9,785)         (6,552)          (173,693)
                                                                           -----------------  --------------- ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt issuance                                                      -                -           120,200
     Payments for repurchase of common stock                                         (7)               -                 -
     Proceeds from issuance of common and preferred stock                         8,383              230            50,000
     Payments on term loan facility, net                                         (1,250)           (750)                 -
     Revolver borrowings, net                                                     1,338            9,622             5,250
                                                                           -----------------  --------------- ------------------

           Net cash provided by financing activities                              8,464            9,102           175,450
                                                                           -----------------  --------------- ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (224)         (1,199)             1,080

CASH AND CASH EQUIVALENTS,  beginning of period                                     975            2,174             1,094
                                                                           -----------------  --------------- ------------------

CASH AND CASH EQUIVALENTS, end of period                                    $       751        $     975      $      2,174
                                                                           =================  =============== ==================

SUPPLEMENTAL DISCLOSURE
     Cash paid during the period for -
       Interest                                                             $    14,358        $  14,039      $      7,568
                                                                           =================  =============== ==================
       Taxes                                                                $        94        $     186                43
                                                                           =================  =============== ==================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Accrued preferred stock dividends                                      $     1,200        $   1,200      $        850
                                                                           =================  =============== ==================

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

CBI was initially formed in March 1996 by Castle Harlan Partners II, L.P. (CHPII), a Delaware limited partnership and private equity investment fund, for the purpose of acquiring (the Acquisitions) substantially all of the scholastic and recognition and affinity product assets and businesses of the ArtCarved Class Rings (ArtCarved) operations of CJC Holdings, Inc. (CJC) from CJC and certain assets and liabilities of L.G. Balfour Company, Inc. (Balfour) from Town and Country Corporation and, until December 16, 1996, engaged in no business activities other than in connection with the Acquisitions and the financing thereof. The results of operations for the Company for the fiscal year ended August 28, 1999, and August 29, 1998 are not comparable to the results of operations for the fiscal year ended August 30, 1997 because the information presented for the fiscal year ended August 28, 1999 and August 29, 1998 includes business operations for a full twelve-month period in contrast to the fiscal year ended August 30, 1997 in which the Company had not be engaged in significant business operations prior to the completion of the Acquisitions on December 16, 1996. The Company's scholastic product line consists of high school and college class rings (the Company's predominate product offering) and graduation-related fine paper products such as announcements, name cards and diplomas.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR-END

CBI uses a 52/53-week fiscal year ending on the last Saturday of August.

CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS CONDITIONS

         The results of operations of the Company for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998. The consolidation of these Massachusetts-based operations into the Texas facilities were expected to yield cost savings to the combined Balfour and ArtCarved operations compared to their predecessors historical costs from, among other things, reduced occupancy, overhead and labor expenses. To date, the Company has realized savings of approximately $1.5 million per year in reduced occupancy and overhead costs. The full anticipated cost savings from the consolidation of facilities has not been realized, however, mainly due to the following ongoing circumstances:

- People - The specific Balfour product knowledge that was "lost" due to Massachusetts employees electing not to relocate to Texas resulted in production inefficiencies, higher than normal training expenses and additional costs to temporarily place former Balfour employees (manager and supervisors) in the Texas plant. In addition, labor costs in the Austin, Texas area have increased faster than anticipated as a result of the tightening of the labor market in the Austin area.

- Tooling - Because Balfour ring tooling is older and more complicated to use than the ArtCarved ring tooling, the Company continues to experience higher than normal training costs and lower levels of efficiency than that achieved at the ArtCarved ring plant.

- Systems - The Balfour computer system is heavily dependent on manual processing and human interaction. The Company experienced difficulties in the transfer of user knowledge and system documentation. As a result, the Company has incurred labor costs in excess of those anticipated by management to enter, schedule, produce, track and ship the Balfour rings.

         During January 1998, the Company began a major computer project which began implementation in July 1999. The project will convert the more inefficient Balfour computer systems to the more efficient ArtCarved systems, unifying the Company's computer systems thereby reducing computer operations and maintenance costs, streamlining and making the Company's order entry system and process more accurate, and substantially reducing the risk of any material "Year 2000" problems that were inherent in the existing Balfour computer systems. Management believes that the system is now Year 2000 compliant and will be operating more efficiently by January 2000.

         As certain of the labor and tooling costs are imbedded in the Balfour manufacturing process, management does not anticipate that significant cost reductions can be accomplished in the near term without significant changes in the tooling and manufacturing processes of Balfour products. Management continues to assess more efficient manufacturing and tooling techniques which may in the future yield additional cost savings but may require additional capital investment.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," deals with accounting for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement requires that long-lived assets (e.g., property, plant and equipment and intangibles) be reviewed for impairment whenever events or changes in circumstances, such as change in market value, indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. Impairment losses are to be measured based on the fair value of the asset. When factors indicate that long-lived assets should be evaluated for possible impairment, the Company uses an estimate of the related product lines' undiscounted cash flows over the remaining lives of the assets in measuring whether the assets are recoverable.

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

OTHER ASSETS

Other assets include deferred financing costs which are amortized over the lives of the specific debt and ring samples supplied to national chain stores and sales representatives by the Company which are amortized on a straight-line basis over six years.

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

ADVERTISING EXPENSE

Selling, general and administrative expenses for the Company include advertising expenses of $3,694,000, $3,506,000 and $2,752,000 for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997 (See Note 1).

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

SEASONALITY

The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

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

The Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure," for the fiscal year ended August 29, 1998. It requires an entity to explain in summary form within its financial statements the pertinent rights and privileges of the various securities outstanding. This information is included primarily in Notes 8 and 12.

SFAS No. 130, "Reporting Comprehensive Income," was adopted by the Company for the fiscal year ending August 28, 1999, and requires the presentation of comprehensive income in an entity's financial statements. Comprehensive income represents all changes in equity of an entity during the reporting period, including net income and charges directly to equity which are excluded from net income. This statement did not have any impact on the Company's disclosures as the Company currently does not enter into any transactions which result in charges (or credits) directly to equity (such as additional minimum pension liability changes, currency translation adjustments, unrealized gains and losses on available-for-sale securities, etc.).

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was adopted by the Company for the fiscal year ending August 28, 1999. SFAS No. 131 provides revised disclosure guidelines for segments of an enterprise based on a management approach to defining operating segments. The Company currently operates in only one industry segment and analyzes operations on a companywide basis; therefore, the statement did not impact the Company's disclosures.

SFAS No. 132, "Employers Disclosure about Pensions and Other Postretirement Benefits," was adopted by the

Company for fiscal year ending August 28, 1999. It revised employers' disclosures about pension and other postretirement benefit plans, but it did not change the measurement or recognition of those plans.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137, is required to be adopted by the Company in the first quarter of fiscal year 2001 (November 2000). It establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes that the adoption of this standard will not have a material effect on the Company's financial position or results of operations.

(3)      INVENTORIES

A summary of inventories is as follows (in thousands):

                                             August 28, 1999     August 29, 1998
                                             ---------------     ---------------
Raw materials                                $      8,079         $      8,754
Work in process                                     1,987                3,139
Finished goods                                      3,738                2,406
                                             ---------------     ---------------
                                             $     13,804         $     14,299
                                             ===============     ===============

Cost of sales includes depreciation and amortization of $2,425,000, $2,188,000 and $1,439,000, for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997, respectively (see Note 1).

In accordance with purchase price accounting, at the purchase date (December 16, 1996), the inventory balance was increased by $4.7 million to record inventory at fair market value. During the fiscal year ended August 30, 1997, this amount was expensed to cost of sales.

(4)      PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following (in thousands):

                                                      August 28,           August 29,
                                                         1999                 1998
                                                    ----------------     ---------------
Sales representatives advances                      $       5,874         $      4,771
Reserve on sales representatives advances                  (1,245)              (1,041)
Current deferred tax asset                                  2,799                3,178
Prepaid advertising and promotion materials                 1,669                2,694
Other                                                         803                  915
                                                    ----------------     ---------------
                                                    $       9,900         $     10,517
                                                    ================     ===============

Included in other current assets as of August 28, 1999, is approximately $233,000 of options to purchase 58,300 ounces of gold which expire in various amounts through June 2000. All options have a strike price of $285 per ounce of gold. The Company carries these gold options at the lower of cost or market.

(5)               PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands):

                                                       August 28,          August 29,
                                                          1999                1998
                                                    ----------------    ----------------
Land                                                $      2,000         $     2,000
Buildings and improvements                                 5,366               5,123
Tools and dies                                            22,691              20,377
Machinery and equipment                                   20,741              14,320
Construction in progress                                   1,113                 307
                                                    ----------------    ----------------
                  Total                             $     51,911         $    42,127
Accumulated depreciation                                 (10,131)             (5,833)
                                                    ----------------    ----------------
         Property, plant and equipment, net         $     41,780         $    36,294
                                                    ================    ================

Depreciation expense (included in cost of sales and selling, general and administrative expenses) recorded in the accompanying statements of operations is $4,299,000, $3,776,000 and $2,115,000 for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997, respectively.

(6)      OTHER ASSETS

Other assets consist of the following (in thousands):

                                                        August 28,          August 29,
                                                           1999                1998
                                                    ------------------    ----------------
Deferred financing costs                            $      5,103           $    4,646
Ring samples                                               4,308                3,155
Other                                                         45                  215
                                                    ------------------    ----------------
                                                    $      9,456           $    8,016
Accumulated amortization                                  (1,620)                (945)
                                                    ------------------    ----------------
         Other assets, net                          $      7,836           $    7,071
                                                    ==================    ================

(7)      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The principle components of accounts payable and accrued expenses are as follows (in thousands):

                                                           August 28,          August 29,
                                                              1999                1998
                                                        ----------------     ----------------
Accounts payable                                        $      7,714          $     8,682
Commissions and royalties                                      6,543                3,362
Compensation and related costs                                 2,002                2,283
Accrued interest payable                                       1,849                1,872
Accrued management fees                                        1,750                  313
Customer deposits                                              1,085                1,179
Accrued sales and property taxes                                 878                  870
Severance costs                                                  832                  847
Accumulated post retirement medical benefit cost                 454                  413
Other                                                          3,035                2,295
                                                        ----------------     ----------------
                                                        $     26,142          $    22,116
                                                        ================     ================

(8)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                            August 28,          August 29,
                                                               1999                1998
                                                        -----------------    -----------------
11% senior subordinated notes due 2007                  $     90,000          $    90,000
Term loan facility                                            22,750               24,000
Bank revolver                                                 21,660               19,589
Short-term revolving credit                                      -                    733
                                                        -----------------    -----------------
         Total debt                                     $    134,410          $   134,322
Less: current portion                                          1,750                1,983
                                                        -----------------    -----------------
         Total long-term debt                           $    132,660          $   132,339
                                                        =================    =================

11% SENIOR SUBORDINATED NOTES

The Company's 11% senior subordinated notes (the "Notes") mature on January 15, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5% of the principal amount thereof if redeemed during 2002 and declining to 100% of the principle amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined in the Indenture) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33-1/3% of the original principal amount of the Notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of redemption, provided that at least 66-2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption.

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

The 11% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates, (d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company is in compliance with the Indenture covenants as of August 28, 1999 and August 29, 1998.

REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

The Company has a revolving credit, term loan and gold consignment agreement, which was entered into as of December 16, 1996, (as amended, the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and from time-to-time may borrow up to $35 million, including a $4.0 million overadvance line extended in August, under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time without penalty. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments which commenced March 31, 1997. Amounts of principal prepaid on the Term Loan may not be reborrowed.

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

The Bank Agreement is secured by a first priority lien on substantially all assets of the Company, including all accounts receivable, inventory, equipment, general intangibles, real estate, buildings and improvements and the outstanding stock of its subsidiaries. The Company's U.S. subsidiary, CBI North American, Inc., has guaranteed the Company's obligations and granted a similar security interest.

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum or maximum, as applicable, levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined), (b) consolidated EBITDA and (c) interest coverage. The financial covenants were amended on November 27, 1998, and additional covenants were added pursuant to which the Company agreed that it would not (i) permit its Consolidated Net Worth (as defined in the Bank Agreement) as of March 30, 1999 to be less than $42 million, (ii) pay the management fee payable to Castle Harlan, Inc. unless at the time of payment
(A) no Event of Default (as defined in the Bank Agreement) shall have occurred and be continuing or would result from the payment thereof; (B) the Short-Term Revolving Credit (see "Short-Term Revolving Credit" below) shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement) and (iii) permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. As of March 30, 1999, the foregoing Consolidated Net Worth covenant was further amended by agreement among the Company and the banks to extend the date for compliance with the covenant from March 30, 1999 to May 27, 1999, and subsequently extended to June 28, 1999, and to increase the amount of required Consolidated Net Worth to be at least $44.0 million. The Company met this requirement as of June 28, 1999. See Note 10 for discussion of the additional equity contributed by CHP II in June 1999.

As of June 28, 1999, (a) the Short-Term Revolving Credit was terminated and
(b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend and retain certain other financial covenants (as defined above) and (iii) provide for overadvance loans to the Company of up to $4 million in excess of the availability under the Borrowing Base (as defined below) for a period of up to 120 days expiring on November 30, 1999; provided that the funds held in a cash collateral account that had been pledged by CHPII to secure the CHPII guaranty of the Company's obligations under the Short-Term Revolving Credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the conversion of the funds in the cash collateral account into shares of Series B Preferred on June 28, 1999, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released.

The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of August 28, 1999 and August 29, 1998.

Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated weekly. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At August 28, 1999, the Company had $4,161,000 available under the Revolving Credit Facility including the $4.0 million overadvance loan, and $4,379,000 available under the Gold Facility.

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

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the fiscal years ended August 28, 1999 and August 29, 1998, the Company expensed approximately $265,000 and $243,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of August 28, 1999, and August 29, 1998, the Company held approximately 18,911 ounces and 13,846 ounces, respectively, valued at $4.8 million and $3.8 million, respectively, of gold on consignment from one of its lenders.

SHORT-TERM REVOLVING CREDIT

On August 26, 1998, the Company obtained a short-term line of credit (as amended, the Short-Term Revolving Credit), pursuant to which the Company could borrow up to $8 million from BankBoston, N.A. (BankBoston), from time to time. The Short-Term Revolving Credit was initially set to expire on March 31, 1999, but on March 30, 1999 was extended through May 27, 1999 and as of May 27, 1999 was further extended through June 28, 1999. Amounts outstanding under the Short-Term Revolving Credit bore interest at either fixed or floating rates based upon the interest rate option selected by the Company. The Short-Term Revolving Credit expired on June 28, 1999.

The long-term debt outstanding as of August 28, 1999, matures as follows (in thousands):

Fiscal Year Ending                                  Amount Maturing
                                                    ----------------
2000                                                        1,750
2001                                                        2,500
2002                                                       27,160
2003                                                        8,500
2004                                                        4,500
Thereafter                                                 90,000
                                                    -------------
                                                    $     134,410
                                                    =============

The weighted average interest rate of debt outstanding as of August 28, 1999 and August 29, 1998 was 10.2% and 10.3%, respectively. The weighted average interest rate under the Short-Term Revolving Credit as of August 29, 1998 was 8.5%.

The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of August 28, 1999 and August 29, 1998, based upon current rates offered for debt with the same or similar debt terms.

(9)      COMMITMENTS AND CONTINGENCIES

Certain Company facilities and equipment are leased under agreements expiring at various dates through 2005. The Company's commitments under the noncancelable portion of all operating leases for the next five years and thereafter as of August 28, 1999, are approximately as follows (in thousands):

Fiscal Year Ending                                    Commitment
                                                    ----------------
2000                                                $       1,158
2001                                                          834
2002                                                          682
2003                                                          542
2004                                                          501
Thereafter                                                    489
                                                    -------------
                                                    $       4,206
                                                    =============

Subsequent to August 28, 1999, the Company entered into two new lease agreements for additional facilities in Austin, Texas and El Paso, Texas. Monthly lease payments for the facilities are $13,218 and $6,780, respectively, and expire in October 2004 and September 2001, respectively.

Lease and rental expense included in selling, general and administrative expenses in the accompanying statements of operations amounts to approximately $825,000, $773,000 and $1,056,000 for the fiscal years ended August 28, 1999, August 29, 1998 and August 30, 1997, respectively (see Note
1).

The Company is a party to certain contracts with some of its sales representatives whereby the representatives have purchased from their predecessors the right to sell the Company's products in a territory. The contracts generally provide that the value of these rights is primarily determined by the amount of business achieved by a successor sales representative and is therefore not determinable in advance of performance by the successor sales representative.

The Company is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on the Company's results of operations or financial position.

(10)     EMPLOYEE COMPENSATION AND BENEFITS

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

At the purchase date (December 16, 1996), CBI assumed this pre-existing liability and recorded the APBO of $5.5 million at the time of acquisition.

The following table sets forth the plan status (in thousands):

                                                                                August 28,            August 29,
                                                                                   1999                  1998
                                                                             -----------------     ----------------
Accumulated postretirement benefit obligation
         Retired employees                                                    $    (1,216)         $     (1,456)
         Active employees                                                               -                     -
                                                                             -----------------     ----------------
         Total                                                                     (1,216)         $     (1,456)
Plan assets at fair value                                                               -                     -
                                                                             -----------------     ----------------
         Unfunded accumulated benefit obligation in excess of plan assets          (1,216)         $     (1,456)
         Unrecognized net gain                                                       (109)                 (187)
         Unrecognized prior service costs                                          (1,160)               (1,739)
                                                                             -----------------     ----------------
Accumulated postretirement benefit cost, current and long-term                $    (2,485)         $     (3,382)
                                                                             =================     ================

The net periodic postretirement benefit cost for the fiscal years ended August 28, 1999, August 29, 1998, and August 30, 1997, includes the following components (in thousands):

                                                                 August 28,        August 29,         August 30,
                                                                   1999              1998                1997
                                                            ------------------ -----------------  ------------------
Service costs, benefits attributed to service
         during the period                                  $          -       $          -       $          -
Interest cost                                                         96                100                302
Actual return on assets                                                -                  -                  -
Recognition of transition obligation                                   -                  -                  -
Amortization of unrecognized net gain                                  -                (39)                 -
Amortization of unrecognized net prior service costs               (580)               (580)                 -
                                                            ------------------ -----------------  ------------------
         Net periodic postretirement benefit cost (income)  $      (484)       $       (519)       $       302
                                                            ================== =================  ==================

For measurement purposes, a 5.0% annual rate of increase in the per-capital cost of covered health care benefits was assumed for fiscal 1999 and 1998. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing (or decreasing) the assumed health care cost trend rate one percentage point in each year would increase (or decrease) the accumulated postretirement benefit obligation by $33,000, or 3%, and by $38,000, or 3% as of August 28, 1999 and August 29, 1998, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit cost by $2,100, or 2%, and by $2,200, or 2%, for fiscal 1999 and 1998, respectively.

The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% compounded annually for fiscal 1999 and 1998. As the plan is unfunded, no assumption was needed as to the long-term rate of return on assets.

DEFERRED COMPENSATION

The Company has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. As of August 28, 1999 and August 29, 1998, the Company had accrued a total of $486,000 and $773,000, respectively, related to these agreements. Such amounts, net of the current portion of approximately $288,000 as of August 28, 1999 and August 29, 1998, are included in other long-term liabilities in the accompanying consolidated balance sheets.

(11)     INCOME TAXES

For the fiscal years ended August 28, 1999, August 29, 1998, and August 30, 1997, the net current and deferred provision and/or benefit is $0, as a valuation allowance exists due to the net operating losses incurred by the Company.

The Company's effective tax rate differs from the federal statutory rate of 34% for the fiscal years ended August 28, 1998 and August 30, 1997, due to the following (in percentages):


                                                 August 28,          August 29,          August 30,
                                                    1999                1999                1997
                                              ----------------    ----------------     --------------
Computed tax benefit at statutory rate               (34.0)%             (34.0)%            (34.0)%
State taxes                                           (5.0)               (5.0)              (5.0)
Change in assets and liabilities, net                 18.5                 4.6               14.4
Increase in valuation allowance                       20.5                34.4               24.6
                                              ----------------    ----------------     --------------
Total effective tax rate                               0.0%                 0.0%              0.0%
                                              ================    ================     ==============

Deferred tax assets and liabilities as of August 28, 1999 and August 29, 1998 consist of the following (in thousands):

         Deferred tax assets -
                                              August 28, 1999       August 29,1998
                                              ----------------     ----------------
Allowances and reserves                       $       1,644         $      1,947
Net operating loss carryforwards                     16,389               10,995
Other                                                 1,181                1,248
                                              ----------------     ----------------
Total gross deferred tax assets                      19,214         $     14,190
Less - Valuation allowance                           (6,628)              (3,776)
                                              ----------------     ----------------
Net deferred tax assets                       $      12,586         $     10,414
                                              ================     ================

         Deferred tax liabilities -

Property,  plant and equipment,  principally
due to differences in depreciation            $       4,841         $      3,536
                                              -----------------    -----------------
Goodwill basis difference                             7,745                6,878
                                              -----------------    -----------------
Total deferred tax liabilities                $      12,586         $     10,414
                                              ----------------     ----------------
Net deferred tax assets (liabilities)         $           -         $          -
                                              =================    =================

The valuation allowance has been established due to uncertainty surrounding the realizability of the deferred tax assets, principally the net operating loss carryforwards.

For tax reporting purposes, the Company has U.S. net operating loss carryforwards of approximately $42.0 million and $28.2 million as of August 28, 1999 and August 29, 1998, respectively. Utilization of the net operating loss carryforwards is contingent on the Company's ability to generate income in the future. The net operating loss carryforwards will expire beginning in years 2017 and 2018 if not utilized.

(12)     STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of Preferred Stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. As of August 28, 1999, the Company had issued and outstanding 100,000 shares of Series A Preferred, 460,985 shares of Series B Preferred and 375,985 shares of Common Stock.

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

On June 28, 1999, the Company issued 85,000 shares of Series B Preferred Stock to CHP II for $8.5 million in cash, representing funds previously held in a cash collateral account that had been pledged to secure the CHPII guaranty of the Company's obligations under the Short-Term Revolving Credit.

According to the terms of an employment agreement, the Company was to have issued 6,600 shares of Series B Preferred Stock valued at $100 per share to a former executive of the Company upon the termination of his agreement in August 1999. The Company and the former executive have agreed to defer the issuance of such shares until at least January 2000.

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

COMMON STOCK PURCHASE WARRANTS

The Company has issued warrants, exercisable to purchase an aggregate of 21,405 shares of Common Stock (or an aggregate of approximately 4.96% of the outstanding shares of Common Stock on a fully diluted basis), at an initial exercise price of $6.67 per share, at any time on or after December 16, 1997, and on or before January 31, 2008.

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

STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 35,476 of those shares were available for grant to directors and employees of the Company as of August 28, 1999. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1997 Stock Option Plan. Accordingly, no compensation cost has been recognized for its 1997 Stock Option Plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant date for awards under the plan consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss to holders of Common Stock and basic and diluted loss per share for the fiscal years ended August 28, 1999, August 29, 1998, and August 30, 1997, would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                         August 28,        August 29,        August 30,
                                                            1999              1998              1997
                                                        --------------   --------------    --------------
Net loss to common stockholders        As reported       $(5,392)         $(5,837)          $(9,717)
                                       Pro forma          (5,410)          (5,862)           (9,719)
Basic and diluted loss per share       As reported        (14.31)          (15.55)           (25.91)
                                       Pro forma          (14.36)          (15.62)           (25.92)

Compensation expense for options is reflected over the vesting period; therefore, future compensation expense may be greater as additional options are granted.

Incentive stock options for 32,604 shares and 31,971 shares and nonqualified stock options for 1,874 shares and 1,874 shares of the Company's Common Stock were outstanding as of August 28, 1999 and August 29, 1998, respectively. A summary of the status of the Company's 1997 Stock Option Plan as of August 28, 1999 and August 29, 1998, and changes during the fiscal years then ended are presented below:

                                         August 28,                  August 29,                 August 30,
                                            1999                        1998                       1997
                                  -------------------------- -------------------------- ---------------------------
                                                 Weighted                   Weighted                    Weighted
                                                  Average                    Average                    Average
                                                 Exercise                   Exercise                    Exercise
Fixed Options                       Shares         Price       Shares         Price        Shares        Price
--------------------------------  ------------  ------------  ------------ ------------ ------------- -------------
Outstanding at beginning of           33,845    $     6.67        34,470    $    6.67            -    $       -
  fiscal year
Granted                               12,524          6.67         1,874         6.67       34,470         6.67
Exercised                                  -             -             -            -            -            -
Canceled                             (11,891)         6.67        (2,499)        6.67            -            -
                                  ------------  ------------  ------------ ------------ ------------- -------------
Outstanding at end of fiscal          34,478    $     6.67        33,845    $    6.67       34,470    $    6.67
year
                                  ============  ============  ============ ============ ============= =============

Options exercisable at year-end       5,020                           -                           -
Weighted average fair value of
options granted during the                      $     3.72                  $    3.60                 $    3.71
fiscal year ended

The fair value of each grant was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998, and 1997, respectively: dividend yield of nil in all three fiscal years; expected volatility of 27.99%, 27.36%, and 29.30%, respectively; risk-free interest rate of 6.42%, 6.01%, and 6.14% respectively; and expected life of 10 years in all three fiscal years. The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

INCENTIVE STOCK PURCHASE PLAN

On July 7, 1998 the stockholders of the Company unanimously approved and adopted the Commemorative Brands, Inc. Incentive Stock Purchase Plan (Stock Purchase Plan). Pursuant to the terms of Stock Purchase Plan, the Company may from time to time offer shares of the Company's Class B Preferred Stock and Common Stock to employees, consultants and independent sales representatives who are determined to be eligible to purchase shares pursuant to Stock Purchase Plan by the Plan Administrator (as defined in Stock Purchase Plan) upon such terms and at such prices as are set forth in Stock Purchase Plan and as are determined by the Plan Administrator.

On July 20, 1998, the Company commenced an offering pursuant to the Stock Purchase Plan of up to an aggregate of 18,750 shares of each of the Company's Common Stock and Series B Preferred Stock to eligible employees, consultants and independent sales representatives. The offering was terminated on December 22, 1998, and no shares were sold.

(13)     RELATED - PARTY TRANSACTIONS

The Company agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amount that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short-Term Revolving Credit (see Note 8). The indemnification agreement was terminated as of June 28, 1999 (see Note 8).

On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey H. Brennan, former President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which was due and payable in full on June 16, 2003, and which bore interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares were deposited as collateral security for the repayment in full of the promissory note. As of May 11, 1999, in connection with the termination of Mr. Brennan's employment, the Company repurchased for $25,000 in cash plus the return and cancellation of Mr. Brennan's $75,000 promissory note, all of the shares purchased by Mr. Brennan at the purchase price paid by him therefor. In connection with the purchase by another officer of the Company of shares on June 30, 1998, the Company lent another officer of the Company the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The $25,000 loan was repaid in full to the Company on February 15, 1999. The balance of $100,000 was included in prepaid expenses and other current assets on the accompanying balance sheet as of August 29, 1998.

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Bank Agreement prohibits payment of the CHP Management Fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the CHP Management Fee;
(ii) the Short-Term Revolving Credit shall have been repaid in full; and
(iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The Indenture also prohibits payment of the CHP Management Fee in the Event of a Default by the Company in the payment of principal, Redemption Price or

Purchase Price (both as defined in the Indenture), interest or Liquidated Damages (if any) on the Notes. The CHP Management Fee (as defined in the Indenture) for the fiscal years ended August 28, 1999 and August 29, 1998, has been accrued but not paid, and is included in accounts payable and accrued expenses.

(14)     QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for the Company for the fiscal year ended August 28, 1999, is as follows:

                                             First Quarter        Second Quarter      Third Quarter       Fourth Quarter
                                                Ended                 Ended               Ended                Ended
                                              November 28,         February 27,          May 29,             August 28,
                                                 1998                 1999                1999                 1999
                                            ----------------    -----------------    ----------------     ----------------
                                                                  (In thousands, except share data)
     Net sales                              $     41,178         $     43,323        $     50,685         $     25,122
                                            ================    =================    ================     ================
     Gross profit                           $     23,971         $     24,393        $     28,532         $     12,588
                                            ================    =================    ================     ================
     Net income (loss)                      $       (13)         $      1,099        $      2,670         $    (7,948)
                                            ================    =================    ================     ================
     Net income (loss) to common
     stockholders                           $      (313)         $        799        $      2,370         $    (8,248)
                                            ================    =================    ================     ================
     Basic and diluted earnings (loss)
     per share                              $     (0.83)         $       2.12        $       6.29         $    (21.94)
                                            ================    =================    ================     ================
     Weighted average common shares
     outstanding and common and common
     equivalent shares outstanding
                                                 377,156              377,156             376,937              375,985
                                            ================    =================    ================     ================

Summarized quarterly financial data for the Company for the fiscal year ended August 29, 1998, is as follows:

                                             First Quarter        Second Quarter      Third Quarter       Fourth Quarter
                                                Ended                 Ended               Ended                Ended
                                              November 30,         February 28,          May 30,             August 29,
                                                 1997                 1998                1998                 1998
                                            ----------------    -----------------    ----------------     ----------------
                                                                  (In thousands, except share data)
     Net sales                              $     38,364         $     44,168        $     43,085         $     25,484
                                            ================    =================    ================     ================
     Gross profit                           $     21,138         $     24,401        $     22,954         $      9,993
                                            ================    =================    ================     ================
     Net income (loss)                      $        978         $      2,067        $        308         $    (7,990)
                                            ================    =================    ================     ================
     Net income (loss) to common
     stockholders                           $        678         $      1,767        $          8         $    (8,290)
                                            ================    =================    ================     ================
     Basic and diluted earnings (loss)
     per share                              $       1.81         $       4.71        $       0.02         $    (22.03)
                                            ================    =================    ================     ================
     Weighted average common shares
     outstanding and common and common
     equivalent shares outstanding
                                                 375,000              375,000             375,000              376,294
                                            ================    =================    ================     ================

Summarized quarterly financial data for the Company for the fiscal year ended August 30, 1997, is as follows:

                                                            Second Quarter       Third Quarter       Fourth Quarter
                                                                Ended                Ended                Ended
                                                               March 1,             May 31,             August 30,
                                                                 1997                1997                  1997
                                                           -----------------    ----------------     ----------------
                                                                        (In thousands, except share data)
Net sales                                                  $     24,751         $     36,927         $      25,922
                                                           =================    ================     ================
Gross profit                                               $     10,509         $     18,423         $      13,479
                                                           =================    ================     ================
Net income (loss)                                          $    (3,861)         $      (874)         $     (4,132)
                                                           =================    ================     ================
Net income (loss) to common stockholders                   $    (4,111)         $    (1,174)         $     (4,432)
                                                           =================    ================     ================
Basic and diluted earnings (loss) per share                $    (10.96)         $     (3.13)         $     (11.82)
                                                           =================    ================     ================
Weighted average common shares outstanding and
common and common equivalent shares outstanding                 375,000              375,000               375,000
                                                           =================    ================     ================

Commemorative Brands, Inc., completed the Acquisitions of ArtCarved and Balfour on December 16, 1996, and prior to such date, engaged in no business activities other than those in connection with the Acquisitions and financing thereof.

The Company's scholastic product sales tend to be seasonal. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for delivery of class rings to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To the Stockholders of
Commemorative Brands, Inc.:

We have audited the accompanying statements of income, changes in advances and equity (deficit) and cash flows of the class rings business (ArtCarved) of CJC Holdings, Inc. (a Texas corporation), for the period from September 1, 1996, through December 16, 1996. These financial statements are the responsibility of Artcarved's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of ArtCarved's (as defined above) operations and its cash flows for the period from September 1, 1996, through December 16, 1996, in conformity with generally accepted accounting principles.



Houston, Texas
October 24, 1997

              CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)

                           STATEMENT OF INCOME (LOSS)

                                 (In thousands)

                                                                                   For the Period
                                                                                          From
                                                                                      September 1,
                                                                                         1996,
                                                                                        Through
                                                                                      December 16,
                                                                                          1996
                                                                                  ----------------

NET SALES                                                                           $      27,897

COST OF SALES                                                                              11,988
                                                                                    -------------

               Gross profit                                                                15,909

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                               (9,862)
                                                                                    -------------

               Operating income                                                             6,047

INTEREST INCOME                                                                                94

INTEREST EXPENSE                                                                           (2,970)
                                                                                    -------------

               Income before income tax provision                                           3,171

INCOME TAX PROVISION                                                                            -
                                                                                    -------------

               Net income                                                           $       3,171
                                                                                    =============

              The accompanying notes are an integral part of these
                             financial statements.

              CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)

              STATEMENT OF CHANGES IN ADVANCES AND EQUITY (DEFICIT)

                                 (In thousands)

BALANCE AT AUGUST 31, 1996                                                                          (28,524)
     Net increase in advances from parent                                                            18,889
     Net income for the period from September 1, 1996, through December 16, 1996                      3,171
                                                                                                   --------

BALANCE AT DECEMBER 16, 1996                                                                       $ (6,464)
                                                                                                   ========


              The accompanying notes are an integral part of these
                             financial statements.

              CJC HOLDINGS, INC., CLASS RINGS BUSINESS (ARTCARVED)

                             STATEMENT OF CASH FLOWS

                                 (In thousands)

                                                                                 For the Period
                                                                                 from September
                                                                                 1, 1996 through
                                                                                December 16, 1996
                                                                                -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $          3,171
     Adjustments to reconcile net income to net cash provided by operating activities-
             Depreciation                                                                    649
             Amortization                                                                  1,343
             Provisions for doubtful accounts                                                144
             Change in assets and liabilities-
                    Increase in receivables                                               (6,951)
                    Decrease in inventories                                                  124
                    Decrease in prepaid expenses and other current assets                  1,378
                    Increase in other assets                                              (3,270)
                    Increase in accounts payable                                           1,424
                    Increase in accrued expenses                                           3,486
                                                                                ----------------

     Net cash provided by operating activities                                             1,498
                                                                                ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                             (195)
                                                                                ----------------

     Net cash used in investing activities                                                  (195)
                                                                                ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net change in advances from parent                                                   18,889
                                                                                         (14,628)
     Note payments
                                                                                ----------------

     Net cash provided by financing activities                                             4,261
                                                                                ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  5,564

CASH AND CASH EQUIVALENTS, beginning of period                                               -0-
                                                                                ----------------

CASH AND CASH EQUIVALENTS, end of period                                        $          5,564
                                                                                ================

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

RESULTS OF OPERATIONS

The results of operations for the period from September 1, 1996, through December 16, 1996, are not necessarily indicative of the results that could be expected for a full fiscal year. Due to the highly seasonal nature of the class ring business, a significant amount of revenues and income occurred in the three and one-half month period ended December 16, 1996, related to the back-to-school and pre-holiday season.

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

CASH FLOWS

Total cash interest paid for the period from September 1, 1996, to December 16, 1996, was approximately $4,405,000. Total cash paid for income taxes for the period from September 1, 1996, to December 16, 1996, was approximately $
- .

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

ADVERTISING EXPENSE

Selling, general and administrative expenses for ArtCarved include advertising expense in the following amounts for the statement of income presented (in thousands):

Period from September 1, 1996, to December 16, 1996                1,222

(3)      RECEIVABLES

Credit is extended to various companies in the retail industry which may be affected by changes in economic or other external conditions. ArtCarved's policy is to manage its exposure to credit risk through credit approvals and limits.

(4)      INVENTORIES

Cost of sales includes depreciation and amortization of the following amounts in the accompanying statement of income (in thousands):

Period from September 1, 1996, to December 16, 1996               $  691

Inventories are priced using the dollar-value LIFO link-chain method.

(5)      PROPERTY, PLANT AND EQUIPMENT

Depreciation expense (included in cost of sales and selling, general and administrative expenses) recorded in the accompanying statement of income is as follows (in thousands):

Period from September 1, 1996 to December 16, 1996                $  770

(6)      GOLD LOAN

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

(7)       LONG-TERM DEBT

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

The significant components of the restructuring and recapitalization are as follows:

a. New capital stock consisting of 30,000,000 authorized shares of common stock designated as either Series 1, Series 2 or Series 3, as defined, of CJC Newco, Inc. (Newco), was authorized and issued in the following order:

          (i) The holder of CJC's Series A preferred stock received an aggregate of 100% or 8,750,000 shares of the Series 1 common stock, such number to be reduced by that number of shares of Series 1 common stock to be issued to the subordinated noteholders.

          (ii) A holder of CJC's senior subordinated notes due 1999 and 1998 (the Original Subordinated Notes), pursuant to the restructuring, received 4,410,000 shares of the Series 1 common stock in lieu of debt of CJC. Holders of CJC's Original Subordinated Notes also received 94,000 shares of the Series 1 common stock as compensation for a payment-in-kind (PIK), nondefault rate interest option, as defined, contained in CJC's new senior subordinated notes due 2002 (the New Subordinated Notes). In addition, 974,000 shares of the Series 1 common stock authorized to be issued to the holders of CJC's New Subordinated Notes were not issued as of the restructuring date but were reserved for issuance in accordance with the terms of the New Subordinated Note agreement and the new shareholders' agreement.

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

b. Holders of CJC's floating rate senior secured notes, Series A due 1996 (the Series A Notes), and holders of CJC's 12.12% senior secured notes, Series B-2 due 1998 (the Series B Notes) (collectively, the Original Senior Notes), received all accrued interest on the unpaid principal amount of such notes. Pursuant to the terms of a senior note purchase agreement, the holders of the Series A Notes received New Series A Notes and the holders of Series B Notes received New Series B Notes.

         The New Series A Notes were issued in the aggregate principal amount of $14,677,000, the outstanding principal balance on the restructuring date. The New Series A Notes are mandatorily redeemable under certain circumstances. The maturity date of the New Series A Notes shall be July 15, 1999, and such notes bear interest at the Eurodollar Rate, as defined, plus 2.25%. In addition, the principal of the New Series A Notes will be repaid in installments of $2.0 million on each semiannual period currently anticipated to commence no later than July 15, 1997. Interest on the New Series A Notes is due on the fifteenth day of each quarter, beginning April 15, 1996.

         The New Series B Notes were issued in the aggregate principal amount of $42,023,000, the outstanding principal balance on the restructuring date. The New Series B Notes are mandatorily redeemable under certain circumstances. The maturity date of the New Series B Notes shall be July 15, 2000, and such notes bear interest at the rate of 12.12%. The New Series B Notes shall be payable in full at maturity. After the New Series A Notes have been repaid in full, the $2.0 million semiannual principal repayments shall be applied to the New Series B Notes. Interest on the New Series B Notes shall be due on the fifteenth day of each quarter beginning April 15, 1996. Finally, the holders of the New Series B Notes may be entitled to certain "make-whole" payments on the original amount issued once the New Series A Notes have been repaid in full or replaced. The New Series A Notes and New Series B Notes shall be secured by substantially all of CJC's assets.

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

c. Holders of CJC's Original Subordinated Notes in the amount of $35,000,000 were issued either (i) New Subordinated Notes having an aggregate principal amount equal to the unpaid principal under the Original Subordinated Notes plus accrued interest through June 30, 1995, as well as shares of Series 1 common stock as described in a.
         (ii) above, or (ii) New Subordinated Notes having an aggregate principal amount equal to 50% of the unpaid principal under the Original Subordinated Notes plus accrued interest through June 30, 1995, as well as shares of Series 1 common stock as described in a.(ii) above. One holder elected to convert 50% of its Original Subordinated Notes (principal amount of $7,500,000 plus accrued interest through June 30, 1995, of approximately $1,873,000) into Series 1 common stock.

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

d. Each gold loan holder shall receive a new promissory note evidencing the existing obligation having a maturity date of February 28, 1997 (the New Gold Notes). The New Gold Notes shall be issued in an aggregate principal amount of $8,641,125, the outstanding principal balance on the restructuring date. The New Gold Notes shall bear interest at the lesser of (i) the alternate base rate, as defined, plus 1.5% or (ii) the highest lawful rate, as defined. Principal payments under the New Gold Notes are $2,267,000 and $6,374,125 for fiscal years 1996 and 1997, respectively. CJC shall prepay the New Gold Notes using available net cash proceeds, as defined. The New Gold Notes shall be secured by substantially all of CJC's assets. In connection with the New Gold Notes, CJC purchased options for 24,053 ounces of gold, exercisable at $384.05 per ounce. The total premiums for fiscal 1996 relating to these options were approximately $238,000. As of August 31, 1996, CJC has options on 17,800 ounces of gold outstanding which expire March 28, 1997. CJC is required to purchase the options under the New Gold Notes to hedge the collateral against changing gold prices. CJC does not engage in gold option speculation. CJC has not recorded any significant gains or losses related to such options as the price of gold has not fluctuated significantly.

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

(8)      COMMITMENTS AND CONTINGENCIES

ArtCarved leased certain of its manufacturing and office facilities and equipment under various noncancelable operating leases. Expenses under all operating leases for the period from September 1, 1996, to December 16, 1996, are approximately $208,000.

ArtCarved is not party to any pending legal proceedings other than ordinary routine litigation incidental to the business. In management's opinion, adverse decisions on those legal proceedings, in the aggregate, would not have a materially adverse impact on ArtCarved's results of operations or financial position.

(9)      INCOME TAXES

For the period from September 1, 1996, to December 16, 1996, no current or deferred provision or benefit exists for ArtCarved due to the available operating tax losses and other credit carryforwards of CJC.

The following represents a reconciliation between tax computed by applying the 35% statutory income tax rate to income before income taxes and reported income tax expense for the period from September 1, 1996, to December 16, 1996:

                                                             Period From
                                                          September 1, 1996,
                                                         to December 16, 1996
                                                         --------------------
Pretax book income                                                      35.0%
Permanent differences                                                       -
Utilization of operating loss
      carryforwards                                                     (35.0)
                                                                  -----------
                                                                           -%
                                                                  ===========

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

(10)     EMPLOYEE BENEFIT PLANS

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

The following components of net periodic pension income are presented for the hourly class ring employees plan for the period from September 1, 1996, to December 16, 1996:

                                                                       Period from
                                                                      September 1,
                                                                         1996, to
                                                                     December 16, 1996
                                                                     -----------------
Service cost, benefits earned during the year                         $          -
Interest cost of projected benefit obligation                                    -
Actual return on plan assets                                                     -
Net amortization and deferral
                                                                     ------------------
       Net periodic pension income                                    $          -
                                                                     ------------------

Assumptions used in accounting for the pension plan for the fiscal year ended August 31, 1996, are as follows:

Discount rate                                                        7.30%
Rate of increase in compensation levels                              N/A
Expected long-term rate of return on assets                          7.30%

DEFINED CONTRIBUTION PLAN

CJC has a defined contribution plan that is available to all employees. Employees are eligible to make contributions to the plan after one year of employment. CJC does not make contributions to the plan but pays substantially all administrative fees related to the plan.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To L.G. Balfour Company, Inc.:

We have audited the accompanying statements of operations, stockholder's equity and cash flows of L.G. Balfour Company, Inc. (the Company) (a Delaware corporation), a wholly owned subsidiary of Town & Country Corporation (the Parent) (a Massachusetts corporation), for the period from February 26, 1996 to December 16, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of L. G. Balfour Company, Inc.'s operations and its cash flows for the period from February 26, 1996 to December 16, 1996, in conformity with generally accepted accounting principles.

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





Boston, Massachusetts
November 19, 1997

                             L.G. BALFOUR COMPANY, INC.
                              Statement of Operations
                                  (In thousands)

                                                                            For the Period From
                                                                            February 26, 1996 to
                                                                            December 16, 1996(a)
                                                                           ----------------------
    Net Sales                                                                  $       60,233

    Cost of Sales                                                                      29,350
                                                                           ----------------------

                Gross profit                                                           30,883
                                                                           ----------------------

    Expenses:
                Selling                                                                25,203
                General and administrative (Note 3)                                     5,817
                                                                           ----------------------

    Total expenses                                                                     31,020
                                                                           ----------------------

    Other Expense:

                Interest expense (Note 6)                                                 454
                Interest on Due to Parent, net (Note 7)                                 1,499
                                                                           ----------------------

                           Net other expense                                            1,953

                                                                           ----------------------

                           Loss before provision for income taxes                      (2,090)

    Provision for Income Taxes (Notes 1 and 2)                                             63
                                                                           ----------------------

    Net Loss                                                                   $      (2,153)
                                                                           ======================

(a) EXCLUDES THE FINANCIAL IMPACT OF THE SALE OF CERTAIN ASSETS AND LIABILITIES OF THE COMPANY DISCUSSED IN NOTE 8.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                             FINANCIAL STATEMENTS.

                           L.G. BALFOUR COMPANY, INC.

                        Statement of Stockholder's Equity

                                 (In thousands)

                                                                                                         TOTAL
                                                             ADDITIONAL           ACCUMULATED        STOCKHOLDER'S
                                     CAPITAL STOCK         PAID-IN CAPITAL          DEFICIT              EQUITY
                                   ------------------     ------------------    ----------------    -----------------


Balance, February 25, 1996         $            4         $       75,970        $    (62,086)       $       13,888
    Net Loss                                    -                      -              (2,153)              (2,153)
                                   ------------------     ------------------    ----------------    -----------------
Balance, December 16, 1996         $            4         $       75,970        $    (64,239)       $       11,735
                                   ==================     ==================    ================    =================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           L.G. BALFOUR COMPANY, INC.
                             Statement of Cash Flows
                                 (In thousands)

                                                                           FOR THE PERIOD
                                                                          FROM FEBRUARY 26,
                                                                              1996 TO
                                                                           DECEMBER 16,
                                                                               1996
                                                                         ------------------
Cash Flows from Operating Activities:
    Net loss                                                             $       (2,153)
    Adjustments to reconcile net loss to net cash used in
    operating activities-
       Depreciation and amortization                                              1,533
       Changes in assets and liabilities-
       Increase in accounts receivable                                           (6,049)
       Decrease in inventories                                                    1,774
       Decrease in prepaid expenses and other current assets                        189
       Decrease in other assets                                                     160
       Decrease in bank overdraft and accounts payable, net                        (234)
       Decrease in accrued expenses                                              (2,442)
       Decrease in deferred compensation                                            (42)
                                                                         --------------

    Net cash used in operating activities                                        (7,264)
                                                                         --------------

Cash Flows from Investing Activities:
    Proceeds from sale of fixed assets                                              571
    Capital expenditures                                                           (345)
                                                                         --------------
    Net cash provided by investing activities                                       226
                                                                         --------------

Cash Flows from Financing Activities:
       Proceeds from borrowings from Parent, net                                  7,177
       Payments on capital leases                                                  (200)
                                                                         --------------

    Net cash provided by financing activities                                     6,977
                                                                         --------------

Net Decrease in Cash and Cash Equivalents                                           (61)

Cash and Cash Equivalents, beginning of period                                       80
                                                                         --------------

Cash and Cash Equivalents, end of period                                 $           19
                                                                         ==============

Supplemental Cash Flow Data:
    Cash paid during the period for-
    Interest                                                             $           23
                                                                         ==============
    Taxes                                                                $           42
                                                                         ==============

Supplemental Disclosures of Noncash Investing and Financing
Activities (Note 1)


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                             L.G. BALFOUR COMPANY, INC.

                           Notes to Financial Statements

(1)      Summary of Significant Accounting Policies

         GENERAL

         The accompanying financial statements are for L.G. Balfour Company, Inc. (the Company), a wholly owned subsidiary of Town & Country Corporation (the Parent), for the period from February 26, 1996 to December 16, 1996. The accompanying statement of operations for the period from February 26, 1996 to December 16, 1996, does not include the financial impact of the sale of certain assets and liabilities of the Company discussed at Note 8. Subsequent to December 16, 1996, substantially all of the normal operations of the Company ceased. This subsidiary is engaged in the production and distribution of high school and college class rings on a made-to-order basis. The Company markets directly to students on campus and at campus book stores and offers a variety of graphics products, including graduation announcements, diplomas and memory books, and novelty items, such as T-shirts, key chains and pendants. In addition, the Company sells licensed sports products through retail distribution channels.

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

         ADVERTISING

         The Company expenses the costs of advertising as incurred. For the period from February 26, 1996 to December 16, 1996, advertising expense was approximately $2,795,000.

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

(2)      Income Taxes

         The components of the provision for income taxes are as follows:

                                                             FOR THE PERIOD
                                                             FROM FEBRUARY
                                                              26, 1996 TO
                                                              DECEMBER 16,
                                                                  1996
                                                            -----------------
Current-
         Federal                                            $          -
         State                                                    63,000
                                                            -----------------
             Total Provision                                $     63,000
                                                            =================

         The Company's effective tax rate differs from the federal statutory rate of 34% for the period from February 26, 1996 to December 16, 1996, due to the following (in thousands):

                                                             FOR THE PERIOD
                                                              FROM FEBRUARY
                                                               26, 1996 TO
                                                              DECEMBER 16,
                                                                  1996
                                                            -----------------
Computed tax provision (benefit) at statutory rate           $       (711)
Increases resulting from state taxes                                   63
Items not deductible for income tax purposes                           32
Deferral of net operating losses                                      679
                                                            -----------------
                                                             $         63
                                                             ================

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

(3)      Loss on Assets Held for Sale or Disposal

         In fiscal 1993, the Company's management decided to make changes with respect to certain of its operations. As a result of this decision, the Company recognized a pretax charge of $14.5 million in the fourth quarter of fiscal 1993 to reserve for the losses associated with the disposal of certain inventory and fixed assets, including property, plant and equipment of approximately $12.9 million and intangible assets of approximately $1.6 million no longer considered necessary to its future business plans. In fiscal 1996, due to a change in estimates for demolishing the facility, the Company reduced the recorded reserve by approximately $400,000, which is included as a reduction of general and administrative expenses. During the period from February 26, 1996 to

         December 16, 1996, the Company completed the demolition and sale of the manufacturing facility and reduced the recorded reserve by approximately $150,000, which is included as a reduction of general and administrative expenses in the accompanying statement of operations.

(4)      Commitments and Contingencies

         Certain Company facilities and equipment are leased under agreements expiring at various dates through 2009 (see Note 8). Lease and rental expense included in the accompanying statement of operations amounted to approximately $866,000 for the period from February 26, 1996 to December 16, 1996.

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

         VALUATION AND QUALIFYING ACCOUNTS

                                                                           COLUMN C
                                              COLUMN A          COLUMN B   ADDITIONS    COLUMN D     COLUMN E
                                              --------          --------   ---------    --------     --------
                                                               BALANCE AT  CHARGED TO               BALANCE AT
                                                                BEGINNING  COSTS AND   DEDUCTIONS--   END OF
             FOR THE PERIOD ENDED            DESCRIPTION        OF PERIOD   EXPENSES    DESCRIBE*     PERIOD
             --------------------            -----------        ---------   --------    ---------     ------
         Period from February 26,       Reserve on Sales
              1996  to December 16,     Representative
              1996                      Advances               $2,497,000    $502,800  $ 2,255,800  $  744,000

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

         The net periodic postretirement benefit costs for the period from February 26, 1996 to December 16, 1996, included the following components (in thousands):

                                                                    FOR THE PERIOD
                                                                     FROM FEBRUARY
                                                                      26, 1996 TO
                                                                     DECEMBER 16,
                                                                         1996
                                                                    --------------
Service costs--benefits attributed to service                         $         -
         during the period
Interest cost                                                                 344
Actuarial assumptions                                                           -
Amortization of unrecognized transition obligation                            255
                                                                    --------------

             Net periodic postretirement benefit cost                 $       599
                                                                    ==============

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

         DEFERRED COMPENSATION

         The Company has deferred compensation agreements with certain sales representatives and executives, which provide for payments upon retirement or death based on the value of life insurance policies or mutual fund shares at the retirement date. The deferred compensation expense for the period from February 26, 1996 to December 16, 1996, was approximately $79,000.

(7)      Related Party Transactions

         The Parent administers certain programs (health insurance, workmen's compensation, gold consignment, etc.) and charges all directly identifiable costs to the Company. The Parent does not charge or allocate any indirect costs; however, management believes these amounts are not significant for the period from February 26, 1996 to December 16, 1996.

         The Parent charged or credited the Company interest on its advances on a monthly basis at a rate of 11.5% for the period from February 26, 1996 to December 16, 1996. Included in the accompanying statement of operations are net interest charges of $1,499,000 for the period from February 26, 1996 to December 16, 1996.

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

          3.5(c)    Certificate of Increase of Series B Preferred Stock dated
                    June 10, 1998.

          3.6(d)    Certificate of Increase of Series B Preferred Stock dated
                    June 25, 1999.

          4.1(a) Indenture dated as of December 16, 1996, between the Company and Marine Midland Bank, as trustee (including the form of Note).

          4.2(a)    Form of Note (Included as part of Indenture).

          4.3(a) Registration Rights Agreement dated as of December 16, 1996, among the Company, Lehman Brothers Inc. and BT Securities
                    Corporation.

          4.4(c)    Amended and Restated Stockholders' and Subscription
                    Agreement, dated as of April 29, 1998, by and among the Company, CHPII, Dresdner Bank AG, Grand Cayman Branch,
                    Offshore, John K. Castle, as Voting Trustee, and the individuals party thereto.

          4.5(b)(f) Amended and restated 1997 Stock Option Plan of the Company.

          9.1(c)    Voting Trust Agreement, as amended and restated as of April
                    29, 1998, among the Company, certain stockholders of the Company party thereto and John K. Castle, as Voting Trustee.

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

          10.2(a)   Purchase Agreement dated December 10, 1996, among the
                    Company and the Initial Purchasers.

          10.3(a)(b) Employment Agreement dated as of December 16, 1996, between the Company and Jeffrey H. Brennan.

          10.4(a)(b) Employment Agreement dated as of December 16, 1996, between the Company and Richard H. Fritsche.

          10.5(a)(b) Employment Agreement between the Company and Balfour with respect to George Agle.

          10.6(a)(b) Form of Indemnification Agreement between the Company and
                    (i) each director and (ii) certain officers.

          10.7(f) Management Agreement dated as of December 17, 1996, between the Company and Castle Harlan, Inc..

          10.8(g)   First Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated March 16, 1998.



          10.9(h)   Second Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated July 10, 1998.

          10.10(c)  Incentive Stock Purchase Plan, effective as of July 7, 1998.

          10.11(c)  Third Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated August 26, 1998.

          10.12(c) Revolving Credit Note, dated as of August 26, 1998, issued by the Company and payable to the order of BankBoston, N.A..

          10.13(c) Indemnity Agreement, dated August 26, 1998, by and between the Company and CHPII.

          10.14(c)  Fourth Amendment to Revolving Credit, Term Loan and Gold
                    Consignment Agreement, dated November 27, 1998.

          10.15(b)(e) Employment Agreement dated as of February 19, 1999 among the Company, Castle Harlan Partners II, LP and Robert F.
                    Amter.

          10.16(c) Waiver and Fifth Amendment to Revolving Credit, Term Loan and Gold Consignment Agreement, dated March 30, 1999.

          10.17(c)  Amended and Restated Revolving Credit Note.

          10.18(d)  Waiver and Sixth Amendment to Revolving Credit Term Loan and
                    Gold Consignment Agreement.

          10.19(d)  Seventh Amendment to Revolving Credit, Term Loan, and Gold
                    Consignment Agreement.

          10.20(b)  Employment Agreement dated as of July 13, 1999 between
                    Commemorative Brands, Inc. and David G. Fiore. Filed herewith.

          10.21(b)  Employment Agreement dated as of December 16, 1996 between
                    Commemorative Brands, Inc. and Sherice P. Bench. Filed herewith.

          11.1 Statement re: Computation of per share earnings. Filed herewith.

          27.1      Financial Data Schedule. Filed herewith.


-----------------
(a) Incorporated by reference to the corresponding Exhibit number of the Company's Registration Statement on Form S-4, dated April 11, 1997.
(b)      Management contract or compensatory plan or arrangement.
(c) Incorporated by reference to the corresponding Exhibit number of the Company's Annual Report on Form 10-K, dated August 29, 1998.
(d) Incorporated by reference to the corresponding Exhibit number of the Company's Quarterly Report on Form 10-Q, dated May 29, 1999.
(e) Incorporated by reference to the corresponding Exhibit number of the Company's Quarterly Report on Form 10-Q, dated February 27, 1999.
(f) Incorporated by reference to the corresponding Exhibit of the Company's Annual Report on Form 10-K, dated August 30, 1997.
(g) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, dated February 28, 1998.
(h) Incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q, dated May 30, 1998.