Form 10-Q
period 1999-11-27
COMMEMORATIVE BRANDS INC
filed 2000-01-11
CIK 1031595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  --------------

                                    FORM 10-Q

                                  --------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1999

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMEMORATIVE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                              13-3915801
    (State or other jurisdiction       (I.R.S. Employer Identification Number)
  of incorporation or organization)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this FORM 10-Q [X] (Not Applicable)

     The aggregate market value of the voting stock held by non-affiliates at November 27, 1999: $0.00

                         375,985 shares of common stock
             (Number of shares outstanding as of January 11, 2000)

                           COMMEMORATIVE BRANDS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 27, 1999
                                      INDEX


                                                                                                          PAGE
PART I.    FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements and Notes

           Consolidated Balance Sheets-
               As of November 27, 1999 (unaudited) and August 28, 1999 (audited)..............................1

           Consolidated Statements of Operations-
               For the Three Months Ended November 27, 1999 and November 28, 1998
               (all unaudited)  ..............................................................................2

           Consolidated Statements of Stockholders' Equity -
               For the Three Months Ended November 27, 1999 (unaudited) and for the
               Year Ended August 28, 1999 (audited)...........................................................3

           Consolidated Statements of Cash Flows -
               For the Three Months Ended November 27, 1999 and November 28, 1999
               (all unaudited)  ..............................................................................4

           Notes to Consolidated Financial Statements.......................................................5-14

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation.............15-20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................................20

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings    .............................................................................21

Item 2.    Changes in Securities.............................................................................21

Item 3.    Defaults Upon Senior Securities...................................................................21

Item 4.    Submission of Matters to a Vote of Security Holders...............................................21

Item 6.    Exhibits and Reports on Form 8-K..................................................................21

SIGNATURES             ......................................................................................22

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES


                           COMMEMORATIVE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                                        November 27, 1999           August 28, 1999
                                                                     -------------------------   -----------------------
                                                                           (unaudited)                 (audited)
 ASSETS
 Current assets:
       Cash and cash equivalents                                     $          2,947            $              751
       Accounts receivable, net                                                40,834                        28,707
       Inventories                                                             16,757                        13,804
       Prepaid expenses and other current assets                                9,576                         9,900
                                                                     -------------------------   -----------------------
            Total current assets                                               70,114                        53,162

 Property, plant and equipment, net                                            41,560                        41,780

 Trademarks, net                                                               28,467                        28,659

 Goodwill, net                                                                 77,881                        78,408

 Other assets, net                                                              7,359                         7,836
                                                                     -------------------------   -----------------------
            Total assets                                             $        225,381            $          209,845
                                                                     =========================   =======================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
       Bank overdraft                                                $          4,397            $            3,186
       Accounts payable and accrued expenses                                   34,709                        26,142
       Current portion of long-term debt                                        1,875                         1,750
                                                                     -------------------------   -----------------------
            Total current liabilities                                          40,981                        31,078

 Long-term debt, net of current portion                                       139,259                       132,660
 Other long-term liabilities                                                    9,146                         8,277
                                                                     -------------------------   -----------------------
            Total liabilities                                                 189,386                       172,015
                                                                     -------------------------   -----------------------
 Commitments and contingencies

 Stockholders' equity:
       Preferred stock, $.01 par value, 750,000 shares authorized
       (in total)-
            Series A, 100,000 shares issued and outstanding                         1                             1
            Series B, 460,985 shares issued and outstanding                         5                             5
       Common stock, $.01 par value, 750,000 shares
       authorized, 375,985 shares issued and outstanding                            4                             4
       Additional paid-in capital                                              58,766                        58,766
       Retained deficit                                                       (22,781)                      (20,946)
                                                                     -------------------------   -----------------------
            Total stockholders' equity                                         35,995                        37,830
                                                                     -------------------------   -----------------------
            Total liabilities and stockholders' equity               $        225,381            $          209,845
                                                                     =========================   =======================

        The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (unaudited)


                                                                         For the Three        For the Three
                                                                          Months Ended         Months Ended
                                                                          November 27,         November 28,
                                                                              1999                 1998
                                                                        -----------------    -----------------
Net sales                                                               $     38,739         $    41,178
Cost of sales                                                                 17,496              17,207
                                                                        -----------------    -----------------
Gross profit                                                                  21,243              23,971

Selling, general and administrative expenses                                  18,872              20,208
                                                                        -----------------    -----------------
Operating income                                                               2,371               3,763
Interest expense, net                                                          3,876               3,746
                                                                        -----------------    -----------------
     Income (loss) before provision for income taxes                          (1,505)                 17
Provision for income taxes                                                        30                  30
                                                                        -----------------    -----------------
     Net loss                                                           $     (1,535)        $       (13)
Preferred dividends                                                             (300)               (300)
                                                                        -----------------    -----------------
     Net loss to common stockholders                                    $     (1,835)        $      (313)
                                                                        =================    =================
     Basic and diluted loss per share                                   $      (4.88)        $     (0.83)
                                                                        =================    =================

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                    375,985             377,156
                                                                        =================    =================

        The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                               Preferred Stock              Common Stock
                                   -----------------------------------  ------------------
                                        Series A         Series B                             Additional
                                   ---------------  ------------------                         paid-in      Retained
                                    Shares  Amount    Shares   Amount     Shares  Amount       capital       deficit        Total
                                   -------- ------- --------- --------  --------- --------  ------------  -------------  ----------
Balance, August 29, 1998 (audited) 100,000  $   1   377,156   $   4      377,156  $   4     $  50,391    $ (15,554)     $   34,846

Repurchase of Common Stock               -      -         -       -      (1,171)      -           (7)             -            (7)

Issuance of Preferred Stock              -      -    83,829       1            -      -         8,382             -          8,383

Accrued Preferred Stock Dividends        -      -         -       -            -      -             -       (1,200)        (1,200)

Net loss                                 -      -         -       -            -      -             -       (4,192)        (4,192)
                                   -------- ------- --------- --------  --------- --------  ------------ -------------  ------------
Balance, August 28, 1999 (audited) 100,000  $   1   460,985   $   5      375,985  $   4     $  58,766    $ (20,946)     $   37,830

Accrued Preferred Stock Dividends        -      -         -       -            -      -             -         (300)          (300)

Net loss                                 -      -         -       -            -      -             -       (1,535)        (1,535)
                                   -------- ------- --------- --------  --------- --------  ------------ -------------  ------------
Balance, November 27, 1999
(unaudited)                        100,000  $   1   460,985   $   5      375,985  $   4     $  58,766    $ (22,781)     $   35,995
                                   ======== ======= ========= ========  ========= ========  ============ =============  ============

        The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                               For the Three Months Ended
                                                                             --------------------------------
                                                                              November 27,     November 28,
                                                                                  1999             1998
                                                                             ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $  (1,535)      $        (13)
     Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities-
         Depreciation and amortization                                             2,370             1,738
         Provision for doubtful accounts                                             259               195
         Changes in assets and liabilities-
           Increase in receivables                                              (12,386)           (12,754)
           Increase in inventories                                               (2,953)              (776)
           Decrease in prepaid expenses and other current assets                     324               254
           Decrease (increase) in other assets                                       477              (271)
           Increase in bank overdraft, accounts payable, accrued expenses
           and other long-term liabilities                                        10,347             9,851
                                                                             ---------------  ---------------

           Net cash used in operating activities                                 (3,097)            (1,776)
                                                                             ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                  (1,431)            (2,157)
                                                                             ---------------  ---------------

           Net cash used in investing activities                                 (1,431)            (2,157)
                                                                             ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on term loan facility, net                                           (375)              (250)
     Revolver borrowings, net                                                      7,099             5,060
                                                                             ---------------  ---------------

           Net cash provided by financing activities                               6,724             4,810
                                                                             ---------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          2,196               877

CASH AND CASH EQUIVALENTS, beginning of period                                       751               975
                                                                             ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of period                                      $    2,947      $      1,852
                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE
     Cash paid during the period for -
       Interest                                                               $    1,111      $        988
                                                                             ===============  ===============
       Taxes                                                                  $       20      $         17
                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Accrued preferred stock dividends                                        $      300      $        300
                                                                             ===============  ===============

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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the three months ended November 27, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2000.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR END

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

SALES REPRESENTATIVE ADVANCES AND RESERVE FOR SALES REPRESENTATIVE ADVANCES

The Company advances funds to new sales representatives in order to open up new sales territories or makes payments to predecessor sales representatives on behalf of successor sales representatives. Such amounts are repaid by the sales representatives through earned commissions on product sales. The Company provides reserves to cover those amounts, which it estimates to be uncollectible. These amounts are included in prepaid expenses and other current assets in the accompanying balance sheets.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:


Description                                          Useful Life
-----------                                         ------------
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

CONCENTRATION OF CREDIT RISK

Credit is extended to various companies in the retail industry, which may be affected by changes in economic or other external conditions. The Company's policy is to manage its exposure to credit risk through credit approvals and limits.

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

(3)  INVENTORIES

A summary of inventories is as follows (in thousands):

                                        November 27,          August 28,
                                            1999                 1999
                                       ----------------    -----------------
                                        (unaudited)           (audited)
Raw materials                          $      8,480        $      8,079
Work in process                               3,903               1,987
Finished goods                                4,374               3,738
                                       ----------------    -----------------
                                       $     16,757        $     13,804
                                       ================    =================

Cost of sales includes depreciation and amortization of $649,000 and $588,000, for the three months ended November 27, 1999 and November 28,1998, respectively.

(4)  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):


                                                          November 27,           August 28,
                                                              1999                 1999
                                                        -----------------     ----------------
                                                         (unaudited)            (audited)
11% senior subordinated notes due 2007                  $     90,000          $     90,000
Term loan facility                                            22,375                22,750
Bank revolver                                                 28,759                21,660
                                                        -----------------     ----------------
         Total debt                                     $    141,134          $    134,410
Less: current portion                                          1,875                 1,750
                                                        -----------------     ----------------
         Total long-term debt                           $    139,259          $    132,660
                                                        =================     ================

11% SENIOR SUBORDINATED NOTES

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

The 11% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates, (d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company is in compliance with the Indenture covenants as of November 27, 1999.

REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

The Company has a revolving credit, term loan and gold consignment agreement, which was entered into as of December 16, 1996, (as amended, the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and from time-to-time may borrow up to $35 million, including a $4.0 million overadvance line extended in August 1999, under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

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

The Bank Agreement contains certain financial covenants that require the Company to maintain certain minimum or maximum, as applicable, levels of (a) senior funded debt to earnings before interest, taxes, depreciation and amortization (EBITDA, as defined), (b) consolidated EBITDA and (c) interest coverage. The Bank Agreement contains financial covenants pursuant to which the Company agreed that it would not (i) permit its Consolidated Net Worth (as defined in the Bank Agreement) as of June 28, 1999 to be less than $44 million, (ii) pay the management fee payable to Castle Harlan, Inc. unless at the time of payment (A) no Event of Default (as defined in the Bank Agreement) shall have occurred and be continuing or would result from the payment thereof; (B) the short-term line of credit shall have been paid in full; and (C) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement) and (iii) permit or make certain capital expenditures for computer conversion projects in excess of $6,500,000 in the aggregate during fiscal 1998 and 1999 and the first fiscal quarter of 2000. The Company met the Consolidated Net Worth covenant as of June 28, 1999.

As of June 28, 1999, (a) the short-term line of credit was terminated and
(b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend and retain certain other financial covenants (as defined above) and (iii) provide for overadvance loans to the Company of up to $4 million in excess of the availability under the Borrowing Base (as defined below) for a period of up to 120 days expiring on November 30, 1999; provided that the funds held in a cash collateral account that had been pledged by CHPII to secure the CHPII guaranty of the Company's obligations under the short-term line of credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the conversion of the funds in the cash collateral account into shares of Series B Preferred on June 28, 1999, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released.

The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of November 27, 1999.

Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated weekly. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At November 27, 1999, the Company had a total of $598,000 available under the Revolving Credit Facility and the Gold Facility.

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

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the three months ended November 27, 1999 and November 28, 1998, the Company expensed approximately $92,000 and $62,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of November 27, 1999, and August 28, 1999, the Company held approximately 18,511 ounces and 18,911 ounces, respectively, valued at $5.5 million and $4.8 million, respectively, of gold on consignment from one of its lenders.

The long-term debt outstanding as of November 27, 1999, matures as follows (in thousands):

                                                        Amount
           Fiscal Year Ending                           Maturing
                                                    ----------------
                                                      (unaudited)
           2000                                             1,875
           2001                                             2,750
           2002                                            35,509
           2003                                            11,000
           2004                                                 -
           Thereafter                                      90,000
                                                    ----------------
                                                    $     141,134
                                                    ================

The weighted average interest rate of debt outstanding as of November 27, 1999 and August 28, 1999 was 10.3% and 10.2%, respectively.

The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of November 27, 1999 and August 28, 1999, based upon current rates offered for debt with the same or similar debt terms.

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

(6)  INCOME TAXES

For each of the three months ended November 27, 1999 and November 28, 1998 the Company expensed $30,000 related to state income taxes. The net current and deferred provision and/or benefit for federal income taxes is $0, as a valuation allowance exists due to the net operating losses incurred by the Company.

(7)  STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of Preferred Stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. As of November 27, 1999, the Company had issued and outstanding 100,000 shares of Series A Preferred, 460,985 shares of Series B Preferred and 375,985 shares of Common Stock.

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

STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 35,735 of those shares were available for grant to directors and employees of the Company as of November 27, 1999. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

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

(8)  RELATED - PARTY TRANSACTIONS

The Company agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amount that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short-Term Revolving Credit (see Note 4). The indemnification agreement was terminated as of June 28, 1999 (see Note 4).

On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey H. Brennan, former President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which was due and payable in full on June 16, 2003, and which bore interest at the rate of 5.77% per annum, payable annually on the 15th of June. Mr. Brennan granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares were deposited as collateral security for the repayment in full of the promissory note. As of May 11, 1999, in connection with the termination of Mr. Brennan's employment, the Company repurchased for $25,000 in cash plus the return and cancellation of Mr. Brennan's $75,000 promissory note, all of the shares purchased by Mr. Brennan at the purchase price paid by him therefor. In connection with the purchase by another officer of the Company of shares on June 30, 1998, the Company lent that officer the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The $25,000 loan was repaid in full to the Company on February 15, 1999.

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Bank Agreement prohibits payment of the CHP Management Fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the CHP Management Fee; (ii) the Short-Term Revolving Credit shall have been repaid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The Indenture also prohibits payment of the CHP Management Fee in the Event of a Default by the Company in the payment of principal, Redemption Price or Purchase Price (both as defined in the Indenture), interest or Liquidated Damages (if any) on the Notes. The CHP Management Fee (as defined in the Indenture) for the three months ended November 27, 1999 and the fiscal year ended August 28, 1999 has been accrued but not paid, and is included in accounts payable and accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For purposes of the discussion contained in this Item 2, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the Acquisitions, (ii) the term "ArtCarved" refers to the predecessor assets, businesses and operations of L. G. Balfour Company, Inc. acquired by CBI, and (iv) the term "the Company" refers to CBI consolidated with its subsidiaries as combined with ArtCarved and Balfour after giving effect to the Acquisitions.

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

RESULTS OF OPERATIONS

         The results of operations of the Company for the three months ended November 27, 1999 and November 28, 1998 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998. The consolidation of these Massachusetts-based operations into the Texas facilities was expected to yield cost savings to the combined Balfour and ArtCarved operations as compared to their predecessor's historical costs from, among other things, reduced occupancy, overhead and labor expenses. To date, the company has realized savings of approximately $1.5 million per year in reduced occupancy and overhead costs. The full anticipated cost savings from the consolidation of facilities has not been realized, however, mainly due to the following ongoing circumstances:

     - People - The specific Balfour product knowledge that was "lost" due to Massachusetts employees electing not to relocate to Texas which resulted in production inefficiencies, higher than normal training expenses and additional costs to temporarily place former Balfour employees (manager and supervisors) in the Texas plant. In addition, labor costs in the Austin, Texas area have increased faster than anticipated as a result of the tightening of the labor market in the Austin area.

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

         During January 1998, the Company began a major computer project, which began implementation in July 1999. The project converted the more inefficient Balfour computer systems to the more efficient ArtCarved systems, unifying the Company's computer systems thereby reducing computer operation and maintenance costs, streamlining and making the Company's order entry system and process more accurate.

         As certain of the labor and tooling costs are imbedded in the Balfour manufacturing process, management does not anticipate that significant cost reductions can be accomplished in the near term without significant changes in the tooling and manufacturing processes of Balfour products. Management continues to assess more efficient manufacturing and tooling techniques, which may in the future, yield additional cost savings but may require additional capital investment.

THE COMPANY

     THREE MONTHS ENDED NOVEMBER 27, 1999 AS COMPARED TO THE THREE MONTHS ENDED NOVEMBER 28, 1998.

NET SALES - Net sales decreased $2.4 million, or 5.9%, to $38.7 million for the three months ended November 27, 1999, from $41.2 million for the three months ended November 28, 1998. The decrease in net sales was the result of a 1.3% decrease in net sales of college class rings, a 5.9% decrease in net sales of fine paper products and a 1.9% decrease in net sales of recognition and affinity jewelry, offset by a 3.2% increase in net sales of high school class rings. The decline in net sales of college class rings was primarily a result of timing of shipments of class ring orders in December 1999 as compared to November 1998. The decline in net sales of fine paper products was as a result of the change in timing of shipments of fine paper products and the decline of net sales in recognition and affinity jewelry was a result of the Company's decreased focus in consumer sports jewelry. Partially offsetting the decline was an increase of 3.2% in net sales of high school class rings as a result of a 3.8% increase in net sales in the high school in-school sales channel. This increase was a result of price increases and changes in product mix and was offset by a 0.6% decline in the in-store sales channel net sales.

GROSS PROFIT - Gross Profit decreased $2.7 million, or 11.4%, to $21.2 million for the three months ended November 27, 1999 as compared to $24.0 for the three months ended November 28, 1998. As a percentage of net sales, gross profit decreased to 54.8% for the three months ended November 27, 1999 from 58.2% for the three months ended November 28, 1998. Of the 11.4% decrease in gross profit, 7.2% of the decline was a result of the change in timing of shipments of fine paper products and the majority of the remaining 4.2% was a result of the decline in the net sales of the consumer sports jewelry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $1.3 million, or 6.6%, to $18.9 million for the three months ended November 27, 1999, compared to $20.2 million for the three months ended November 28, 1998. As a percentage of net sales, selling, general and administrative expenses decreased to 48.7% for the three months ended November 27, 1999, compared to 49.1% for the three months ended November 28, 1998. The 0.4% decrease in selling, general and administrative expenses as a percentage of net sales was a result of cost cutting changes initiated during March 1999.

OPERATING INCOME - As a result of the foregoing, operating income decreased $1.4 million to $2.4 million for the three months ended November 27, 1999 compared to $3.8 million for the three months ended November 28, 1998. As a percentage of net sales, operating income decreased to 6.1% for the three months ended November 27, 1999 compared to 9.1% for the three months ended November 28, 1998.

INTEREST EXPENSE, NET - Net interest expense was $3.9 million for the three months ended November 27, 1999 and $3.7 million for the three months ended November 28, 1998. Interest expense remained approximately the same as the prior year as a result of the combination of lower interest rates on the average outstanding balance under the Bank Agreement and an increase of the average outstanding balance to $48.3 million in the three months ended November 27, 1999 as compared to $45.1 million in the three months ended November 28, 1998. Interest rates ranged from 8.3% to 11.0% for the three months ended November 27, 1999 and the three months ended November 28, 1998. Interest on the $90.0 million of senior subordinated notes is fixed at a rate of 11%.

PROVISION FOR INCOME TAXES - For the three months ended November 27, 1999 and the three months ended November 28, 1998, the Company expensed $30,000 and $30,000, respectively, related to state income taxes. There is no federal income tax benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

NET LOSS - As a result of the foregoing, the net loss increased $1.5 million to $1.5 million for the three months ended November 27, 1999 compared to net loss of $13,000 for the three months ended November 28, 1998.

PREFERRED DIVIDENDS - Preferred dividends of $0.3 million were accrued for the three months ended November 27, 1999 and for the three months ended November 28, 1998. No cash dividends were paid for the three months ended November 27, 1999 or the three months ended November 28, 1998.

NET LOSS TO COMMON STOCKHOLDERS - As a result of the foregoing, net loss to common stockholders increased an aggregate of $1.5 million to $1.8 million for the three months ended November 27, 1999 compared to $0.3 million for the three months ended November 28, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of November 27, 1999, the Company had a $35.0 million line of credit under the Revolving Credit and Gold Facilities (each as defined and more fully discussed in Note 4 to the Consolidated Financial Statements). The Company had $28,759,000 outstanding under the Revolving Credit Facility and $5,643,000 outstanding under the Gold Facility at November 27, 1999. At November 27, 1999, the Company had $598,000 available under its Revolving Credit Facility, including a $4.0 million overadvance loan extended in August 1999, and its Gold Facility. The Company's ability to borrow under the overadvance loan expired on November 30, 1999. As of November 30, 1999 there were no amounts borrowed in excess of the then current Borrowing Base (as defined and more fully discussed in Note 4 to the Consolidated Financial Statements).

      The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (each as defined and more fully discussed in Note 4 to the Consolidated Financial Statements), working capital and capital expenditure requirements, and payments required under a management agreement with Castle Harlan, Inc. (the "CHP Management Fee"), which has been accrued but not paid in the three months ended November 27, 1999 and fiscal year 1999 in accordance with the terms of the Bank Agreement (see Note 4 to the Consolidated Financial Statements). Because of the difficulties in the consolidation of the Balfour operations and the seasonality of the Company's business, the Company will continue to have limited capital resources and limited flexibility in meeting the Company's cash requirements at certain times during the year. Due to the Company's limited capital resources and flexibility in meeting cash requirements, the Company does not expect to pay the full amount of interest due to be paid on the Notes on January 15, 2000. Management believes that the full amount of interest will be paid within the 30 day grace period provided for in the Indenture; however, there can be no assurance that this will be the case.

      As of June 28, 1999 (a) the $8.0 million short-term line of credit that the Company had secured from the Banks was terminated and (b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend certain other financial covenants and (iii) provide for overadvance loans to the Company of up to $4 million in excess of the availability under the Borrowing Base for a period of up to 120 days expiring on November 30, 1999; provided that the funds held in a cash collateral account that had been pledged by CHPII to secure a CHPII guaranty of the Company's obligations under the short-term line of credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the termination of the short-term line of credit and the conversion of the funds in the cash collateral account into shares of Series B Preferred, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released. See
Note 4 to the Consolidated Financial Statements.

      Operating activities used cash of $3.1 million for the three months ended November 27, 1999 as a result of net loss of $1.5 million, adjusted to eliminate expenses for non-cash items of $2.6 million, and partially offset by changes in assets and liabilities of $4.2 million. The $4.2 million of cash used by changes in assets and liabilities resulted from increases in accounts receivable of $12.4 million and in inventories of $3.0 million, which were offset by decreases in prepaid expenses and other current assets of $0.3 million, other assets of $0.5 million, and increases in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of $10.3 million. These fluctuations generally reflect the seasonality of the Company's business. The seasonal fluctuations usually result in higher sales during the first fiscal quarter of the year and correspondingly higher levels of accounts receivable, inventories and bank overdraft, accounts payable and accrued expenses. Prepaid expenses and other current assets usually decline during the first fiscal quarter as a result of the amortization of prepaid advertising expenses that are paid for in the fourth fiscal quarter of the year. The decrease in other assets for the three months ended November 27, 1999 was a result of a reduction in samples. The increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was an increase of $1.2 million in bank overdraft, an increase of customer deposits of approximately $5.7 million, an increase of $2.5 million in accounts payable, an increase of $2.6 million in accrued interest, an increase of $0.7 million in accrued sales and property taxes and an increase of $0.4 million in accrued management fees, offset by a $1.5 million decrease in commissions, royalties, compensation and related costs and a $1.3 million decrease in other accrued expenses.

      Comparing the three months ended November 27, 1999 with the three months ended November 28, 1998, the Company's operating activities used cash of $3.1 million for the three months ended November 27, 1999 and used $1.8 million for the three months ended November 28, 1998. Changes in assets and liabilities used cash of $4.2 million for the three months ended November 27, 1999 and $3.7 million for the three months ended November 28, 1998, an increase in cash used of $0.5 million. For the three months ended November 27, 1999, the increase in accounts receivable was $0.4 million less than the increase in accounts receivable for the three months ended November 28, 1998 as a result of decreased sales partially offset by increased days sales outstanding. Inventories increased $2.2 million more during the three months ended November 27, 1999 than the three months ended November 28, 1998 as a result of increased fine paper products inventory due to change in timing of shipments of fine paper products from the prior year partially as a result of shipping delays related to the conversion of the Balfour systems to the ArtCarved systems. Other assets decreased $0.5 million during the three months ended November 27, 1999, but increased $0.3 million during the three months ended November 28, 1998, a total difference of $0.8 million. The net decrease during the three months ended November 27, 1999 was due to a reduction in samples outstanding and amortization of transaction costs. The net increase during the three months ended November 28, 1998 was due to an increase in the manufacture of samples to support increased sales volume. For the three months ended November 27, 1999, the increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was approximately $0.5 million more than the increase in these accounts for the three months ended November 28, 1998 as a result of increases of approximately $3.3 million in accounts payable and $1.6 million in customer deposits due to the timing of both the college rings and the fine paper products shipments, partially offset by a $3.2 million decrease in commissions, royalties and compensation and related costs primarily due to the decline in net sales volume, a decrease of $0.4 million in the bank overdraft and a $0.8 million decrease in other accrued expenses.

      The Company used $1.4 million for investing activities for the three months ended November 27, 1999, a $0.7 million decrease over the three months ended November 28, 1998. The decrease reflects the capital expenditures made by the Company for the conversion of the Balfour computer systems to the ArtCarved system during the three months ended November 28, 1998. As a result of the completion of the system conversion, the Company's projected capital expenditures for fiscal 2000 are expected to decline from $9.8 million for fiscal 1999 to approximately $5.1 million for fiscal 2000 for manufacturing equipment, tools and dies and software development.

YEAR 2000 COMPLIANCE

      YEAR 2000 ISSUE. Many software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to tail or to provide incorrect information after December 31, 1999, or, when using dates after December 31, 1999. This in turn could have an adverse effect on the Company due to the Company's direct dependence on its own applications, equipment and systems and indirect dependence on those of other entities with which the Company must interact.

      OUTCOME OF YEAR 2000. The Company experienced no significant problems or issues once January 1, 2000 occurred. Based on information available at this time, the Company cannot conclude that any failure of third parties to achieve Year 2000 compliance will not adversely affect the Company. The following describes the Company's Year 2000 plan that was implemented.

      COMPLIANCE PROGRAM. In order to address the Year 2000 issue, the Company conducted a review of its computer systems, applications and equipment and contacted external parties (such as suppliers) regarding their preparedness for Year 2000 to identify the systems that could be affected by the Year 2000 problem and made certain investments in its software applications and systems to ensure that the Company's systems and applications would function properly to, throughout and beyond the Year 2000.

      COMPANY STATE OF READINESS. The awareness phase of the Year 2000 project began with a corporate-wide awareness program. The assessment phase of the project involved, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems and software being used by or impacting the Company or any of its business units are or will be modified to by Year 2000 compliant. However, the Company does not consider responses from such third parties to be conclusive. As a result, management cannot predict any future potential consequences if these or other third parties are not Year 2000 compliant. Management believes the exposure associated with the Company's interaction with third parties is minimal.

      The Company completed its Year 2000 conversion project in December 1999. All major applications were implemented and testing completed.

      COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. The total cost to the Company of the Year 2000 project was approximately $0.6 million. Through November 27, 1999, the Company had expended $0.4 million related to its Year 2000 compliance.

      RISK OF NON-COMPLIANCE AND CONTINGENCY PLAN. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program was not successful was order management applications, production applications, financial applications and related third party software. Potential problems if the Year 2000 compliance program were not successful would have included the Company's inability to produce product, loss of customers and the inability to perform its other financial and accounting functions.

      The goal of the Year 2000 project was to ensure that all of the critical systems and processes which are under the direct control of the Company remain functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans were developed to respond to any failures as they may occur. Such contingency and business plans were completed in early November 1999.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules; the Company's relationship with its independent sales representatives; fashion and demographic trends; general economic, business and market trends and events, especially during peak buying seasons for the

Company's products; the Company's ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company's cash flows; and the Company's ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive.
New factors may emerge or changes may occur that impact the Company's operations and businesses. Forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified on the foregoing or such other factors as may be applicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the three months ended November 27, 1999. For additional information, refer to page 19 of our Annual Report for the fiscal year ended August 28, 1999.

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

ITEM 2.   CHANGES IN SECURITIES

    None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          11.1 State Re: Computation of Per Share Earnings

          27.  Financial Data Schedule for the period ended November 27, 1999.

     (b) The Company did not file any reports on Form 8-K during the three months ended November 27, 1999.

                           COMMEMORATIVE BRANDS, INC.

                                   SIGNATURES

     Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMEMORATIVE BRANDS, INC.



                                      By:
                                          --------------------------------------
                                          SHERICE P. BENCH
                                          VICE PRESIDENT FINANCE AND
                                          PRINCIPAL ACCOUNTING OFFICER