Form 10-Q
period 2000-02-26
COMMEMORATIVE BRANDS INC
filed 2000-04-11
CIK 1031595

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

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                            ------------------------

                           COMMEMORATIVE BRANDS, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                                13-3915801
 (State or other jurisdiction                                   (I.R.S. Employer
     of incorporation or                                     Identification Number)
        organization)

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

                                      NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/. (Effective
December 31, 1997, registrant is no longer subject to such filing requirements.)

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this FORM 10-Q /X/ (Not Applicable)

    The aggregate market value of the voting stock held by non-affiliates at February 26, 2000: $0.00

                         375,985 shares of common stock
              (Number of shares outstanding as of March 11, 2000)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           COMMEMORATIVE BRANDS, INC.

                                   FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED FEBRUARY 26, 2000

                                     INDEX

                                                                          PAGE
                                                                        --------
PART I.   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements and Notes

          Consolidated Balance Sheets--
            As of February 26, 2000 (unaudited) and August 28, 1999
            (audited).................................................        1

          Consolidated Statements of Operations--
            For the Three Months Ended February 26, 2000 and February
            27, 1999
            (all unaudited)...........................................        2

          Consolidated Statements of Operations--
            For the Six Months Ended February 26, 2000 and February
            27, 1999
            (all unaudited)...........................................        3

          Consolidated Statements of Stockholders' Equity--
            For the Six Months Ended February 26, 2000 (unaudited) and
            for the Year Ended August 28, 1999 (audited)..............        4

          Consolidated Statements of Cash Flows--
            For the Six Months Ended February 26, 2000 and February
            27, 1999
            (all unaudited)...........................................        5

          Notes to Consolidated Financial Statements..................   6 - 16

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operation..................................  17 - 23

Item 3.   Quantitative and Qualitative Disclosures About Market
            Risk......................................................       23

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...........................................       24

Item 2.   Changes in Securities.......................................       24

Item 3.   Defaults Upon Senior Securities.............................       24

Item 4.   Submission of Matters to a Vote of Security Holders.........       24

Item 6.   Exhibits and Reports on Form 8-K............................       24

SIGNATURES............................................................       25

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           COMMEMORATIVE BRANDS, INC.
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FEBRUARY 26, 2000   AUGUST 28, 1999
                                                              -----------------   ---------------
                                                                 (UNAUDITED)         (AUDITED)
ASSETS
Current assets:
  Cash and cash equivalents.................................       $  2,684          $    751
  Accounts receivable, net..................................         38,150            28,707
  Inventories...............................................         15,302            13,804
  Prepaid expenses and other current assets.................          8,833             9,900
                                                                   --------          --------
    Total current assets....................................         64,969            53,162

Property, plant and equipment, net..........................         41,665            41,780

Trademarks, net.............................................         28,274            28,659

Goodwill, net...............................................         77,356            78,408

Other assets, net...........................................          6,941             7,836
                                                                   --------          --------
    Total assets............................................       $219,205          $209,845
                                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Bank overdraft............................................       $  4,010          $  3,186
  Accounts payable and accrued expenses.....................         37,931            26,142
  Current portion of long-term debt.........................          2,000             1,750
                                                                   --------          --------
    Total current liabilities...............................         43,941            31,078

Long-term debt, net of current portion......................        128,000           132,660
Other long-term liabilities.................................          9,167             8,277
                                                                   --------          --------
    Total liabilities.......................................        181,108           172,015
                                                                   --------          --------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value, 750,000 shares authorized
    (in total)--
    Series A, 100,000 shares issued and outstanding.........              1                 1
    Series B, 460,985 shares issued and outstanding.........              5                 5
  Common stock, $.01 par value, 750,000 shares authorized,
    375,985 shares issued and outstanding...................              4                 4
  Additional paid-in capital................................         58,766            58,766
  Retained deficit..........................................        (20,679)          (20,946)
                                                                   --------          --------
    Total stockholders' equity..............................         38,097            37,830
                                                                   --------          --------
    Total liabilities and stockholders' equity..............       $219,205          $209,845
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

                           COMMEMORATIVE BRANDS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                FOR THE THREE       FOR THE THREE
                                                                MONTHS ENDED        MONTHS ENDED
                                                              FEBRUARY 26, 2000   FEBRUARY 27, 1999
                                                              -----------------   -----------------
Net sales...................................................       $ 46,849            $ 43,323
Cost of sales...............................................         19,736              18,930
                                                                   --------            --------
Gross profit................................................         27,113              24,393

Selling, general and administrative expenses................         20,792              19,358
                                                                   --------            --------
Operating income............................................          6,321               5,035
Interest expense, net.......................................          3,889               3,906
                                                                   --------            --------
  Income before provision for income taxes..................          2,432               1,129
Provision for income taxes..................................             30                  30
                                                                   --------            --------
  Net income................................................       $  2,402            $  1,099
Preferred dividends.........................................           (300)               (300)
                                                                   --------            --------
  Net income to common stockholders.........................       $  2,102            $    799
                                                                   ========            ========
  Basic and diluted earnings per share......................       $   5.59            $   2.12
                                                                   ========            ========
Weighted average common shares outstanding and common and
  common equivalent shares outstanding......................        375,985             377,156
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

                           COMMEMORATIVE BRANDS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                 FOR THE SIX         FOR THE SIX
                                                                MONTHS ENDED        MONTHS ENDED
                                                              FEBRUARY 26, 2000   FEBRUARY 27, 1999
                                                              -----------------   -----------------
Net sales...................................................       $ 85,588            $ 84,501
Cost of sales...............................................         37,232              36,137
                                                                   --------            --------
Gross profit................................................         48,356              48,364

Selling, general and administrative expenses................         39,664              39,566
                                                                   --------            --------
Operating income............................................          8,692               8,798
Interest expense, net.......................................          7,765               7,652
                                                                   --------            --------
  Income before provision for income taxes..................            927               1,146
Provision for income taxes..................................             60                  60
                                                                   --------            --------
  Net income................................................       $    867            $  1,086
Preferred dividends.........................................           (600)               (600)
                                                                   --------            --------
  Net income to common stockholders.........................       $    267            $    486
                                                                   ========            ========
  Basic and diluted earnings per share......................       $   0.71            $   1.29
                                                                   ========            ========
Weighted average common shares outstanding and common and
  common equivalent shares outstanding......................        375,985             377,156
                                                                   ========            ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            PREFERRED STOCK                   COMMON STOCK
                               -----------------------------------------   -------------------
                                    SERIES A              SERIES B                               ADDITIONAL
                               -------------------   -------------------                          PAID-IN     RETAINED
                               SHARES      AMOUNT     SHARES     AMOUNT     SHARES     AMOUNT     CAPITAL     DEFICIT     TOTAL
                               ------     --------   --------   --------   --------   --------   ----------   --------   --------
Balance, August 29, 1998
  (audited)..................  100,000       $1      377,156       $4      377,156       $4        $50,391    $(15,554)  $34,846

Repurchase of Common Stock...       --       --           --       --       (1,171)      --             (7)         --        (7)

Issuance of Preferred
  Stock......................       --       --       83,829        1           --       --          8,382          --     8,383

Accrued Preferred Stock
  Dividends..................       --       --           --       --           --       --             --      (1,200)   (1,200)

Net loss.....................       --       --           --       --           --       --             --      (4,192)   (4,192)
                               -------       --      -------       --      -------       --        -------    --------   -------

Balance, August 28, 1999
  (audited)..................  100,000       $1      460,985       $5      375,985       $4        $58,766    $(20,946)  $37,830

Accrued Preferred Stock
  Dividends..................       --       --           --       --           --       --             --        (600)     (600)

Net income...................       --       --           --       --           --       --             --         867       867
                               -------       --      -------       --      -------       --        -------    --------   -------

Balance, February 26, 2000
  (unaudited)................  100,000       $1      460,985       $5      375,985       $4        $58,766    $(20,679)  $38,097
                               =======       ==      =======       ==      =======       ==        =======    ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               FOR THE SIX MONTHS ENDED
                                                              ---------------------------
                                                              FEBRUARY 26,   FEBRUARY 27,
                                                                  2000           1999
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                       $    867      $ 1,086
  Adjustments to reconcile net income to net cash used in
    operating activities-
    Depreciation and amortization...........................        4,319        3,514
    Provision for doubtful accounts.........................          586          360
    Changes in assets and liabilities-......................
      Increase in receivables...............................      (10,029)      (9,431)
      Increase in inventories...............................       (1,498)        (371)
      Decrease (increase) in prepaid expenses and other
       current assets.......................................        1,067         (256)
      Decrease (increase) in other assets...................          893         (774)
      Increase in bank overdraft, accounts payable, accrued
       expenses and other long-term liabilities.............       12,903        6,348
                                                                 --------      -------
      Net cash provided by operating activities.............        9,108          476
                                                                 --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment................       (2,765)      (4,578)
                                                                 --------      -------
      Net cash used in investing activities.................       (2,765)      (4,578)
                                                                 --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on term loan facility, net.......................         (750)        (500)
  Revolver borrowings (payments), net.......................       (3,660)       5,346
                                                                 --------      -------
      Net cash provided by (used in) financing activities...       (4,410)       4,846
                                                                 --------      -------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................        1,933          744

CASH AND CASH EQUIVALENTS, beginning of period..............          751          975
                                                                 --------      -------
CASH AND CASH EQUIVALENTS, end of period....................     $  2,684      $ 1,719
                                                                 ========      =======
SUPPLEMENTAL DISCLOSURE
  Cash paid during the period for--
    Interest................................................     $  7,076      $ 6,030
                                                                 ========      =======
    Taxes...................................................     $     33      $    47
                                                                 ========      =======
SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
  Accrued preferred stock dividends.........................     $    600      $   600
                                                                 ========      =======

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

    The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the six months ended February 26, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2000.

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

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SALES REPRESENTATIVE ADVANCES AND RESERVE FOR SALES REPRESENTATIVE ADVANCES

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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided principally using the straight-line method based on estimated useful lives of the assets as follows:

DESCRIPTION                                                    USEFUL LIFE
-----------                                                   --------------
Land improvements...........................................        15 years
Buildings and improvements..................................  10 to 25 years
Tools and dies..............................................  10 to 20 years
Machinery and equipment.....................................   2 to 10 years

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

    GOODWILL

    Costs in excess of fair value of net tangible and identifiable intangible assets acquired are included in goodwill in the accompanying balance sheets. Goodwill is being amortized on a straight-line basis over

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
40 years. The Company continually evaluates whether events and circumstances have occurred that indicate that the remaining estimated useful life of goodwill may warrant revision or that the remaining balance of goodwill may not be recoverable. When factors indicate that goodwill should be evaluated for possible impairment, the Company would use an estimate of the related product lines' undiscounted cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

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

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SEASONALITY

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

(3)  INVENTORIES

    A summary of inventories is as follows (in thousands):

                                                         FEBRUARY 26,   AUGUST 28,
                                                             2000          1999
                                                         ------------   ----------
                                                         (UNAUDITED)    (AUDITED)
Raw materials..........................................    $ 6,990        $ 8,079
Work in process........................................      4,111          1,987
Finished goods.........................................      4,201          3,738
                                                           -------        -------
                                                           $15,302        $13,804
                                                           =======        =======

    Cost of sales includes depreciation and amortization of $1,306,000 and $1,190,000, for the six months ended February 26, 2000 and February 27, 1999, respectively.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(4)  LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                         FEBRUARY 26,   AUGUST 28,
                                                             2000          1999
                                                         ------------   ----------
                                                         (UNAUDITED)    (AUDITED)
11% senior subordinated notes due 2007.................    $ 90,000      $ 90,000
Term loan facility.....................................      22,000        22,750
Bank revolver..........................................      18,000        21,660
                                                           --------      --------
  Total debt...........................................    $130,000      $134,410
Less: current portion..................................       2,000         1,750
                                                           --------      --------
  Total long-term debt.................................    $128,000      $132,660
                                                           ========      ========

    11% SENIOR SUBORDINATED NOTES

    The Company's 11% senior subordinated notes (the Notes) mature on January 15, 2007. The Notes are redeemable at the option of the Company, in whole or in part, at any time on or after January 15, 2002, at specified redemption prices ranging from 105.5% of the principal amount thereof if redeemed during 2002 and declining to 100% of the principle amount thereof if redeemed during the year 2005 or thereafter, plus accrued and unpaid interest and Liquidated Damages (as defined in the Indenture), if any, thereon to the date of redemption. In the event the Company completes one or more Public Equity Offerings (as defined in the Indenture) on or before January 15, 2000, the Company may, in its discretion, use the net cash proceeds to redeem up to 33 1/3% of the original principal amount of the Notes at a redemption price equal to 111% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages, if any, thereon to the date of redemption, provided that at least 66 2/3% of the original principal amount of the Notes remains outstanding immediately after each such redemption. The Company did not complete a Public Equity Offering on or before January 15, 2000.

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

    The 11% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates,
(d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(4)  LONG-TERM DEBT (CONTINUED)
all of its assets to, another person. The Company is in compliance with the Indenture covenants as of February 26, 2000.

    REVOLVING CREDIT, TERM LOAN AND GOLD CONSIGNMENT AGREEMENT

    The Company has a revolving credit, term loan and gold consignment agreement, which was entered into as of December 16, 1996, (as amended, the Bank Agreement) with a group of banks pursuant to which the Company initially borrowed $25 million under a term loan facility and from time-to-time may borrow up to $35 million, under a revolving credit and gold facility. Loans outstanding under the Bank Agreement bear interest at either fixed or floating rates based upon the interest rate option selected by the Company.

    TERM LOAN FACILITY

    The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time without penalty. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments, which commenced March 31, 1997. Amounts of principal prepaid on the Term Loan may not be reborrowed. The Company is in compliance with the terms of the Term Loan as of February 26, 2000.

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

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(4)  LONG-TERM DEBT (CONTINUED)
    As of June 28, 1999, (a) the short-term line of credit was terminated and
(b) the banks under the Company's Bank Agreement agreed to further amend the Bank Agreement to, among other things, (i) delete the Consolidated Net Worth covenant, (ii) amend and retain certain other financial covenants (as defined above) and (iii) provide for overadvance loans to the Company of up to $4 million in excess of the availability under the Borrowing Base (as defined below) for a period of up to 120 days expiring on November 30, 1999; provided that the funds held in a cash collateral account that had been pledged by CHPII to secure the CHPII guaranty of the Company's obligations under the short-term line of credit be converted into $8.5 million face amount of Series B Preferred or other capital stock of the Company having terms acceptable to the banks. Upon the conversion of the funds in the cash collateral account into shares of Series B Preferred on June 28, 1999, the guarantee obligations of CHPII and the indemnification obligations of the Company were satisfied and released.

    The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of February 26, 2000.

    Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated weekly. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At February 26, 2000, the Company had a total of $8,600,000 available under the Revolving Credit Facility and the Gold Facility.

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

    CONSIGNED GOLD

    Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the six months ended February 26, 2000 and February 27, 1999, the Company expensed approximately $165,000 and $122,000, respectively, in connection with consignment fees. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or the corresponding liability for financial statement purposes. As of February 26, 2000, and August 28, 1999, the Company held approximately 19,711 ounces and 18,911 ounces, respectively, valued at $5.8 million and $4.8 million, respectively, of gold on consignment from one of its lenders.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(4)  LONG-TERM DEBT (CONTINUED)
    The long-term debt outstanding as of February 26, 2000, matures as follows (in thousands):

                                                     AMOUNT
FISCAL YEAR ENDING                                  MATURING
------------------                                 -----------
                                                   (UNAUDITED)
2000.............................................    $  1,500
2001.............................................       2,750
2002.............................................      24,750
2003.............................................      11,000
2004.............................................          --
Thereafter.......................................      90,000
                                                     --------
                                                     $130,000
                                                     ========

    The weighted average interest rate of debt outstanding as of February 26, 2000 and August 28, 1999 was 10.4% and 10.2%, respectively.

    The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of February 26, 2000 and August 28, 1999, based upon current rates offered for debt with the same or similar debt terms.

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

(6)  INCOME TAXES

    For both the six months ended February 26, 2000 and the six months ended February 27, 1999, the Company expensed $60,000 and $60,000, respectively, related to state income taxes. There is no federal income tax benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

(7)  STOCKHOLDERS' EQUITY

    The Company is authorized to issue 750,000 shares of Preferred Stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. As of February 26, 2000, the Company had issued and outstanding 100,000 shares of Series A Preferred, 460,985 shares of Series B Preferred and 375,985 shares of Common Stock.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(7)  STOCKHOLDERS' EQUITY (CONTINUED)
    SERIES A PREFERRED STOCK (SERIES A PREFERRED)

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

    According to the terms of an employment agreement, the Company was to have issued 6,600 shares of Series B Preferred Stock valued at $100 per share to a former executive of the Company upon the termination of his agreement in August 1999. As of February 26, 2000, these shares have been deferred.

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(7)  STOCKHOLDERS' EQUITY (CONTINUED)
    COMMON STOCK

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

    STOCK-BASED COMPENSATION PLAN

    The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 35,735 of those shares were available for grant to directors and employees of the Company as of February 26, 2000. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

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

                           COMMEMORATIVE BRANDS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (UNAUDITED) (CONTINUED)

(8)  RELATED-PARTY TRANSACTIONS

    The Company agreed to indemnify CHPII pursuant to an indemnification agreement, dated August 26, 1998 for any amount that may be incurred by CHPII under CHPII's guaranty of the Company's obligations under the Short-Term Revolving Credit (see Note 4). The indemnification agreement was terminated as of June 28, 1999 (see Note 4).

    On June 30, 1998, the Company sold shares of Common Stock and Series B Preferred Stock to certain executive officers of the Company including Jeffrey
H. Brennan, former President and Chief Executive Officer of the Company. In conjunction therewith, the Company lent Mr. Brennan $75,000 to purchase shares of the Company's stock pursuant to a promissory note in the original principal amount of $75,000, which was due and payable in full on June 16, 2003, and which bore interest at the rate of 5.77% per annum, payable annually on the 15(th) of June. Mr. Brennan granted to the Company a security interest in the shares acquired by him and his interest in the voting trust into which the shares were deposited as collateral security for the repayment in full of the promissory note. As of May 11, 1999, in connection with the termination of Mr. Brennan's employment, the Company repurchased for $25,000 in cash plus the return and cancellation of Mr. Brennan's $75,000 promissory note, all of the shares purchased by Mr. Brennan at the purchase price paid by him therefor. In connection with the purchase by another officer of the Company of shares on June 30, 1998, the Company lent that officer the sum of $25,000 to purchase shares of the Company's stock on substantially identical terms as the promissory note issued by Mr. Brennan. The $25,000 loan was repaid in full to the Company on February 15, 1999.

    The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Bank Agreement prohibits payment of the CHP Management Fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the CHP Management Fee; (ii) the Short-Term Revolving Credit shall have been repaid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The Indenture also prohibits payment of the CHP Management Fee in the Event of a Default by the Company in the payment of principal, Redemption Price or Purchase Price (both as defined in the Indenture), interest or Liquidated Damages (if any) on the Notes. The CHP Management Fee (as defined in the Indenture) for the six months ended February 26, 2000 and the fiscal year ended August 28, 1999 has been accrued but not paid, and is included in accounts payable and accrued expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For purposes of the discussion contained in this Item 2, unless the context otherwise requires (i) the term "CBI" refers to Commemorative Brands, Inc. prior to the consummation of the Acquisitions, (ii) the term "ArtCarved" refers to the assets, businesses and operations of CJC Holdings, Inc. acquired by CBI
(iii) the term "Balfour" refers to the Balfour operation of the L. G. Balfour Company, Inc. acquired by CBI, and (iv) the term "the Company" refers to CBI consolidated with its subsidiaries as combined with ArtCarved and Balfour after giving effect to the Acquisitions.

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

RESULTS OF OPERATIONS

    The results of operations of the Company for the six months ended
February 26, 2000 and February 27, 1999 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998. The consolidation of these Massachusetts-based operations into the Texas facilities was expected to yield cost savings to the combined Balfour and ArtCarved operations as compared to their predecessor's historical costs from, among other things, reduced occupancy, overhead and labor expenses. To date, the company has realized cost savings of approximately $1.5 million per year in reduced occupancy and overhead costs. The full anticipated cost savings from the consolidation of facilities has not been realized, however, mainly due to the following ongoing circumstances:

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

    - Systems--The Balfour computer system was heavily dependent on manual processing and human interaction. The Company experienced difficulties in the transfer of user knowledge and system documentation as a result of employees electing not to relocate to Texas as discussed above. As a result, the Company has incurred labor costs in excess of those anticipated by management to enter, schedule, produce, track and ship the Balfour rings.

    During January 1998, the Company began a major computer project, which was implemented in July 1999. The project converted the more inefficient Balfour computer systems to the more efficient ArtCarved systems, unifying the Company's computer systems thereby reducing computer operation and maintenance costs, and making the Company's order entry system and process more accurate and streamlined.

    As some of the labor and tooling costs are imbedded in the Balfour manufacturing process, management does not anticipate that significant cost reductions can be accomplished in the near term without significant changes in the tooling and manufacturing processes of Balfour products. Management continues to assess more efficient manufacturing and tooling techniques, which may in the future, yield additional cost savings, but may require additional capital investment.

THE COMPANY

    THREE MONTHS ENDED FEBRUARY 26, 2000 AS COMPARED TO THE THREE MONTHS ENDED FEBRUARY 27, 1999.

    NET SALES--Net sales increased $3.5 million, or 8.1%, to $46.8 million for the three months ended February 26, 2000, as compared to $43.3 million for the three months ended February 27, 1999. The increase in net sales was the result of a 5.5% increase in net sales of high school class rings, a 2.2% increase in net sales of recognition and affinity jewelry as a result of increased unit sales of personalized family jewelry, and a 1.1% increase in fine paper products. The increase in high school class rings was the result of a price increase, an increase in units and changes in the product mix of the in-school sales channel. Partially offsetting the increase was a decline of 0.7% in college class rings. The decline in college class rings was a result of a shortfall in both units and average price per unit due to increased competition and the changing marketplace.

    GROSS PROFIT--Gross Profit increased $2.7 million, or 11.2% to
$27.1 million for the three months ended February 26, 2000 as compared to $24.4 million for the three months ended February 27, 2000. As a percentage of net sales, gross profit increased to 57.9% for the three months ended
February 26, 2000 as compared to 56.3% for the three months ended February 27, 1999. The 1.6% increase in gross profit as a percentage of net sales was mainly the result of improvements in class rings gross margin as a percentage of net sales by 2.5% as a result of increased selling prices and changes in product mix. The increase was offset by a 0.5% decline in the margins as a percentage of net sales of fine paper products as a result of change in timing of shipments of the fine paper products and a 0.4% decline in recognition and affinity jewelry as a result of the Company's decreased focus in consumer sports jewelry.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses increased $1.4 million, or 7.4% to $20.8 million for the three months ended February 26, 2000, as compared to $19.4 million for the three months ended February 27, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 44.4% for the three months ended February 26, 2000, compared to 44.7% for the three months ended February 27, 1999. The 0.3% decrease in selling, general and administrative expenses as a percentage of net sales was a result of cost cutting changes initiated during March 1999.

    OPERATING INCOME--As a result of the foregoing, operating income increased $1.3 million to $6.3 million for the three months ended February 26, 2000 as compared to $5.0 million for the three months ended February 27, 1999. As a percentage of net sales, operating income increased to 13.5% for the three months ended February 26, 2000 as compared to 11.6% for the three months ended February 27, 1999.

    INTEREST EXPENSE--Net interest expense was $3.9 million for the three months ended February 26, 2000 and for the three months ended February 27, 1999. Interest rates remained the same as the prior year as a result of the combination of higher interest rates on the average outstanding balance under the Revolving Credit Facility and Term Loan and a decrease of the average outstanding balance to $45.9 million in the three months ended February 26, 2000 as compared to $48.8 million in the three months ended February 27, 1999. Interest rates ranged from 8.3% to 9.75% for the three months ended
February 26, 2000 and the three months ended February 27, 1999. Interest on the $90.0 million of senior subordinated rates is at a fixed rate of 11%.

    PROVISION FOR INCOME TAXES--For both the three months ended February 26, 2000 and the three months ended February 27, 1999, the Company expensed $30,000 related to state income taxes. There is no federal income tax benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

    NET INCOME--As a result of the foregoing, the net income increased
$1.3 million to $2.4 million for the three months ended February 26, 2000 as compared to net income of $1.1 million for the three months ended February 27, 1999.

    PREFERRED DIVIDENDS--Preferred dividends of $0.3 million were accrued for the three months ended February 26, 2000 and for the three months ended February 27, 1999. No cash dividends were paid for the three months ended February 26, 2000 or the three months ended February 27, 1999.

    NET INCOME TO COMMON STOCKHOLDERS--As a result of the foregoing, net income to common stockholders increased an aggregate of $1.3 million to $2.1 million for the three months ended February 26, 2000 as compared to $0.8 million for the three months ended February 27, 1999.

    SIX MONTHS ENDED FEBRUARY 26, 2000 AS COMPARED TO THE SIX MONTHS ENDED FEBRUARY 27, 1999.

    NET SALES--Net sales increased $1.1 million, or 1.3%, to $85.6 million for the six months ended February 26,2000, from $84.5 million for the six months ended February 27, 1999. The increase in net sales was the result of a 4.4% increase in net sales of high school class rings, and a 0.2% increase in recognition and affinity jewelry offset by a 2.3% decrease in net sales of fine paper products and a 1.0% decrease in net sales of college class rings. The increase in high school class rings was the result of a price increase, an increase in units and changes in the product mix of the in-school sales channel. The increase in recognition and affinity jewelry was a result of increased net sales of personalized family jewelry offset by declining net sales of consumer sports jewelry. Partially offsetting the increase was a decline in net sales of fine paper products as a result of changes in timing of shipments of fine paper products and a decline of college class rings. The decline in college class rings was a result of a shortfall in both units and average price per unit due to increased competition and the changing marketplace.

    GROSS PROFIT--Gross Profit remained the same at $48.4 million for the six months ended February 26, 2000 and the six months ended February 27, 2000. As a percentage of net sales, gross profit decreased to 56.5% for the six months ended February 26, 2000 from 57.2% for the six months ended February 27, 1999. The 0.7% decrease in gross profit as a percentage of net sales was mainly the result of the change in timing of shipments of fine paper products which decreased the gross margin as a percentage of net sales by 2.0% and a 1.4% declining margin as a percentage of net sales in recognition and affinity jewelry as a result of the Company's decreased focus in consumer sports jewelry. The decline was offset by a 2.7% increase in gross margin as a percentage of sales as a result of increased net selling prices and changes in product mix of class rings.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES--Selling, general and administrative expenses increased $0.1 million, or 0.2% to $39.7 million for the six months ended February 26, 2000, compared to $39.6 million for the six months ended February 27, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 46.3% for the six months ended
February 26, 2000, compared to 46.8% for the six months ended February 27, 1999. The 0.5% decrease in selling, general and administrative expenses as a percentage of net sales was a result of cost cutting changes initiated during March 1999.

    OPERATING INCOME--As a result of the foregoing, operating income decreased $0.1 million to $8.7 million for the six months ended February 26, 2000 as compared to $8.8 million for the six months ended February 27, 1999. As a percentage of net sales, operating income decreased to 10.2% for the six months ended February 26, 2000 as compared to 10.4% for the six months ended
February 27, 1999.

    INTEREST EXPENSE--Net interest expense was $7.8 million for the six months ended February 26, 2000 and $7.7 million for the six months ended February 27, 1999. Interest rates remained approximately the same as the prior year due to the average outstanding balance under the Revolving Credit Facility and

Term Loan remaining approximately the same at $47.1 million for the six months ended February 26, 2000 as compared to $48.0 million for the six months ended February 27, 1999. Interest rates ranged from 8.0% to 9.75% for the six months ended February 26, 2000 and the six months ended February 27, 1999. Interest on the $90.0 million of senior subordinated rates is fixed at a rate of 11%.

    PROVISION FOR INCOME TAXES--For both the six months ended February 26, 2000 and the six months ended February 27, 1999, the Company expensed $60,000 and $60,000, respectively, related to state income taxes. There is no federal income tax benefit as a valuation allowance exists due to the net operating losses incurred by the Company.

    NET INCOME--As a result of the foregoing, the net income decreased
$0.2 million to $0.9 million for the six months ended February 26, 2000 as compared to net income of $1.1 million for the six months ended February 27, 1999.

    PREFERRED DIVIDENDS--Preferred dividends of $0.6 million were accrued for the six months ended February 26, 2000 and for the six months ended
February 27, 1999. No cash dividends were paid for the six months ended February 26, 2000 or the six months ended February 27, 1999.

    NET INCOME TO COMMON STOCKHOLDERS--As a result of the foregoing, net income to common stockholders decreased an aggregate of $0.2 million to $0.3 million for the six months ended February 26, 2000 as compared to $0.5 million for the six months ended February 27, 1999.

SEASONALITY

    The Company's scholastic product sales tend to be seasonal. The Company generally recognizes sales upon shipment of product. Class ring sales are highest during October through December (which overlaps the Company's first and second fiscal quarters), when students have returned to school after the summer recess and orders are taken for class rings for delivery to students before the winter holiday season. Sales of the Company's fine paper products are predominantly made during February through April (which overlaps the Company's second and third fiscal quarters) for graduation in May and June. The Company has historically experienced operating losses during the period of the Company's fourth fiscal quarter, which includes the summer months when school is not in session. The Company's recognition and affinity product line is not seasonal in any material respect, although sales generally are highest during the winter holiday season and in the period prior to Mother's Day. As a result, the effects of the seasonality of the class ring business on the Company are somewhat tempered by the Company's relatively broad product mix. As a result of the foregoing, the Company's working capital requirements tend to exceed its operating cash flows from July through December.

LIQUIDITY AND CAPITAL RESOURCES

    As of February 26, 2000, the Company had a $35.0 million line of credit under the Revolving Credit and Gold Facilities (each as defined and more fully discussed in Note 4 to the Consolidated Financial Statements). The Company had $18,000,000 outstanding under the Revolving Credit Facility and $5,795,000 outstanding under the Gold Facility at February 26, 2000. At February 26, 2000, the Company had $8,600,000 available under its Revolving Credit Facility and its Gold Facility.

    The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (each as defined and more fully discussed in Note 4 to the Consolidated Financial Statements), working capital and capital expenditure requirements, and payments required under a management agreement with Castle Harlan, Inc. (the "CHP Management Fee"), which has been accrued but not paid in the six months ended February 26, 2000 and fiscal year 1999 in accordance with the terms of the Bank Agreement (see Note 4 to the Consolidated Financial Statements). Because of the difficulties in the consolidation of the Balfour operations and the seasonality of the Company's business, the Company will continue to have limited capital resources and limited flexibility in meeting the Company's cash requirements at certain times during the year.

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

    Operating activities provided cash of $9.1 million for the six months ended February 26, 2000 as a result of net income of $0.9 million, adjusted to eliminate expenses for non-cash items of $4.9 million, and changes in assets and liabilities of $3.3 million. The $3.3 million of cash provided by changes in assets and liabilities resulted from decreases in prepaid expenses and other current assets of $1.0 million, decreases in other assets of $0.9 million and increases in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of $12.9 million offset by increases in receivables of $10.0 million and increases in inventories of $1.5 million. These fluctuations generally reflect the seasonality of the Company's business. The seasonal fluctuations usually result in higher sales during the first six months of the fiscal year and correspondingly higher levels of accounts receivable, inventories and bank overdraft, accounts payable and accrued expenses. Prepaid expenses and other current assets usually decline during the first six months of the fiscal year as a result of the amortization of prepaid advertising expenses that are paid for in the fourth fiscal quarter of the year. The decrease in other assets for the six months ended February 26, 2000 was a result of a reduction in samples. The increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was due to an increase of $0.8 million in bank overdraft, an increase of customer deposits of approximately
$10.6 million, an increase of $2.1 million in accrued bonuses and compensation, an increase of $0.7 million in accrued sales and property taxes, an increase of $0.8 million in accrued management fees, and an increase of $0.2 million in accrued interest offset by a decrease of $1.1 million in accounts payable, a decrease of $0.7 million in commissions and royalties and a decrease
$0.5 million in other accrued expenses.

    Comparing the six months ended February 26, 2000 with the six months ended February 27, 1999, the Company's operating activities provided cash of $9.1 million for the six months ended February 26, 2000 and provided
$0.5 million for the six months ended February 27, 1999. Changes in assets and liabilities provided cash of $3.3 million for the six months ended February 26, 2000 and used $4.4 million for the six months ended February 27, 1999, an increase in cash provided of $7.7 million. For the six months ended
February 26, 2000 the increase in accounts receivable was $0.6 million more than the increase in accounts receivable for the six months ended February 27, 1999 as a result of increased sales partially offset by increased days sales outstanding. Inventories increased $1.1 million during the six months ended February 26, 2000 more than the six months ended February 27, 1999 as a result of increased fine paper products inventory due to change in timing of shipments of fine paper products from the prior year. Prepaid expenses and other current assets decreased $1.1 million during the six months ended February 26, 2000 as compared to increasing $0.3 million during the six months ended February 27, 1999. The net decrease of $1.4 million was a result of a decrease in prepaid advertising for the six months ended February 26, 2000 as a result of the cost cutting initiatives during March 1999. Other assets decreased $0.9 million during the six months ended February 26, 2000, but increased $0.8 million during the six months ended February 27, 1999, a total difference of $1.7 million. The net decrease during the six months ended February 26, 2000 was due to a reduction in samples outstanding and amortization of transaction costs. The net increase during the six months ended February 27, 1999 was due to an increase in the manufacture of samples to support increased sales volume. For the six months ended February 26, 2000, the increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was approximately
$6.5 million more than the increase in these accounts for the six months ended February 26, 2000 as a result of increases of approximately $2.3 million in accounts payable, a $5.4 million increase in customer deposits as a result of a policy change on required amount of deposits for graphic products, partially offset by a $2.4 million decrease in commissions, royalties and compensation and related costs.

    The Company used $2.8 million for investing activities for the six months ended February 26, 2000, a $1.8 million decrease over the six months ended February 27, 1999. The decrease reflects the capital expenditures made by the Company for the conversion of the Balfour computer systems to the ArtCarved system during the six months ended February 27, 1999. As a result of the completion of the system conversion, the Company's projected capital expenditures for fiscal 2000 are expected to decline from $9.8 million for fiscal 1999 to approximately $5.1 million for fiscal 2000 for manufacturing equipment, tools and dies and software development.

YEAR 2000 COMPLIANCE

    OUTCOME OF YEAR 2000. The Company experienced no significant Year 2000 problems or issues on or after January 1, 2000. Based on information available at this time, the Company cannot conclude that any failure of third parties to achieve Year 2000 compliance will not adversely affect the Company. The following describes the Company's Year 2000 plan that was implemented.

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

    COSTS TO ADDRESS YEAR 2000 COMPLIANCE ISSUES. The total cost to the Company of the Year 2000 project was approximately $0.6 million.

    RISK OF NON-COMPLIANCE AND CONTINGENCY PLAN. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program was not successful was order management applications, production applications, financial applications and related third party software. Potential problems if the Year 2000 compliance program were not successful would have included the Company's inability to produce product, loss of customers, and the inability to perform its other financial and accounting functions.

    The goal of the Year 2000 project was to ensure that all of the critical systems and processes which are under the direct control of the Company remained functional. However, because certain systems and processes may be interrelated with systems outside of the control of the Company, there can be no assurance that all implementations will be successful. Accordingly, as part of the Year 2000 project, contingency and business plans were developed to respond to any failures as they may occur. Such contingency and business plans were completed in early November 1999.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

    This report includes forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although management believes that the expectations reflected in such forward looking statements are based upon reasonable assumptions, the Company can give no assurance that these expectations will be achieved. Any change in or adverse development, including the following factors may impact the achievement of results in or accuracy of forward-looking statements: the price of gold and precious, semiprecious and synthetic stones; the Company's access to students and consumers in schools; the seasonality of the Company's business; regulatory and accounting rules; the Company's relationship with its independent sales representatives; fashion and demographic trends; general economic, business, and market trends and events, especially during peak buying seasons for the Company's products; the Company's ability to respond to customer change orders and delivery schedules; development and operating costs; competitive pricing changes; successful completion of management initiatives designed to achieve operating efficiencies; the Company's cash flows; and the Company's ability to draw down funds under its current bank financings and to enter into new bank financings. The foregoing factors are not exhaustive. New factors may emerge or changes may occur that impact the Company's operations and businesses. Forward-looking statements attributable to the Company or persons acting on behalf of the Company are expressly qualified on the foregoing or such other factors as may be applicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    There have been no material changes in our market risk during the six months ended February 26, 2000. For additional information, refer to page 19 of our Annual Report for the fiscal year ended August 28, 1999.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject. The Company monitors all claims, and the Company accrues for those, if any, which management believes may be adversely decided against the Company and result in money damages to a third party. The Company has no pending administrative proceedings related to environmental matters involving governmental authorities.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

       11.1 State Re: Computation of Per Share Earnings

       27. Financial Data Schedule for the period ended February 26, 2000.

    (b) The Company did not file any reports on Form 8-K during the six months ended February 26, 2000.

                           COMMEMORATIVE BRANDS, INC.

                                   SIGNATURES

    Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       COMMEMORATIVE BRANDS, INC.

                                                       By:  /s/ SHERICE P. BENCH
                                                            -----------------------------------------
                                                            Sherice P. Bench
                                                            VICE PRESIDENT FINANCE AND
                                                            PRINCIPAL ACCOUNTING OFFICER