Form 10-Q
period 2000-05-27
COMMEMORATIVE BRANDS INC
filed 2000-07-11
CIK 1031595

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-Q
                                 --------------

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                           COMMEMORATIVE BRANDS, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          13-3915801
 (State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification Number)


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

         Indicate by check mark if disclosure of delinquent filers pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this FORM 10-Q/X/ (Not Applicable)

         The aggregate market value of the voting stock held by non-affiliates at May 27, 2000: $0.00

                         375,985 shares of common stock
               (Number of shares outstanding as of July 11, 2000)

                           COMMEMORATIVE BRANDS, INC.
                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED MAY 27, 2000
                                      INDEX

                                                                                                          Page
PART I.    FINANCIAL INFORMATION


Item 1.    Consolidated Financial Statements and Notes

           Consolidated Balance Sheets-
               As of May 27, 2000 (unaudited) and August 28, 1999 (audited)...................................1

           Consolidated Statements of Operations-
               For the Three Months Ended May 27, 2000 and May 29, 1999
               (all unaudited)  ..............................................................................2

           Consolidated Statements of Operations-
               For the Nine Months Ended May 27, 2000 and May 29, 1999
               (all unaudited)  ..............................................................................3

           Consolidated Statements of Stockholders' Equity-
               For the Nine Months Ended May 27, 2000 (unaudited) and for the
               Year Ended August 28, 1999 (audited)...........................................................4

           Consolidated Statements of Cash Flows -
               For the Nine Months Ended May 27, 2000 and May 29, 1999
               (all unaudited)  ..............................................................................5

           Notes to Consolidated Financial Statements......................................................6 - 15

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operation............16 - 22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk........................................22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings    .............................................................................23

Item 2.    Changes in Securities.............................................................................23

Item 3.    Defaults Upon Senior Securities...................................................................23

Item 4.    Submission of Matters to a Vote of Security Holders...............................................23

Item 6.    Exhibits and Reports on Form 8-K..................................................................23

SIGNATURES   ................................................................................................24

Exhibit 11.1

PART I. FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS AND NOTES

                           COMMEMORATIVE BRANDS, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (In thousands, except share and per share data)

                                                                           May 27, 2000             August 28, 1999
                                                                     -------------------------   -----------------------
                                                                           (unaudited)                 (audited)
 ASSETS
 Current assets:
       Cash and cash equivalents                                     $          2,026            $              751
       Accounts receivable, net                                                48,872                        28,707
       Inventories                                                             14,760                        13,804
       Prepaid expenses and other current assets                                8,957                         9,900
                                                                     -------------------------   -----------------------
            Total current assets                                               74,615                        53,162

 Property, plant and equipment, net                                            40,261                        41,780

 Trademarks, net                                                               28,082                        28,659

 Goodwill, net                                                                 76,829                        78,408

 Other assets, net                                                              6,841                         7,836
                                                                     -------------------------   -----------------------
            Total assets                                             $        226,628            $          209,845
                                                                     =========================   =======================

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
       Bank overdraft                                                $          4,057            $            3,186
       Accounts payable and accrued expenses                                   35,320                        26,142
       Current portion of long-term debt                                        2,250                         1,750
                                                                     -------------------------   -----------------------
            Total current liabilities                                          41,627                        31,078

 Long-term debt, net of current portion                                       131,223                       132,660
 Other long-term liabilities                                                    9,352                         8,277
                                                                     -------------------------   -----------------------
            Total liabilities                                                 182,202                       172,015
                                                                     -------------------------   -----------------------

 Commitments and contingencies

 Stockholders' equity:
       Preferred stock, $.01 par value, 750,000 shares authorized
       (in total)-
            Series A, 100,000 shares issued and outstanding                         1                             1
            Series B, 460,985 shares issued and outstanding                         5                             5
       Common stock, $.01 par value, 750,000 shares
       authorized, 375,985 shares issued and outstanding                            4                             4
       Additional paid-in capital                                              58,766                        58,766
       Retained deficit                                                       (14,350)                      (20,946)
                                                                     -------------------------   -----------------------
            Total stockholders' equity                                         44,426                        37,830
                                                                     -------------------------   -----------------------
            Total liabilities and stockholders' equity               $        226,628            $          209,845
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

                           COMMEMORATIVE BRANDS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (unaudited)

                                                                             For the Three Months Ended
                                                                        --------------------------------------
                                                                          May 27, 2000         May 29, 1999
                                                                        -----------------    -----------------
Net sales                                                               $     52,979         $    50,685
Cost of sales                                                                 21,733              22,153
                                                                        -----------------    -----------------
Gross profit                                                                  31,246              28,532

Selling, general and administrative expenses                                  20,720              22,180
                                                                        -----------------    -----------------
Operating income                                                              10,526               6,352
Interest expense, net                                                          3,771               3,652
                                                                        -----------------    -----------------
     Income before provision for income taxes                                  6,755               2,700
Provision for income taxes                                                       126                  30
                                                                        -----------------    -----------------
     Net income                                                         $      6,629         $     2,670
Preferred dividends                                                             (300)               (300)
                                                                        -----------------    -----------------
     Net income to common stockholders                                  $      6,329         $     2,370
                                                                        =================    =================
     Basic and diluted earnings per share                               $      16.83         $      6.29
                                                                        =================    =================

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                    375,985             376,937
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

                           COMMEMORATIVE BRANDS, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (In thousands, except share and per share data)
                                   (unaudited)



                                                                              For the Nine Months Ended
                                                                          May 27, 2000         May 29, 1999
                                                                        -----------------    -----------------
Net sales                                                               $    138,567         $   135,186
Cost of sales                                                                 58,965              58,290
                                                                        -----------------    -----------------
Gross profit                                                                  79,602              76,896

Selling, general and administrative expenses                                  60,384              61,746
                                                                        -----------------    -----------------
Operating income                                                              19,218              15,150
Interest expense, net                                                         11,536              11,304
                                                                        -----------------    -----------------
     Income  before provision for income taxes                                 7,682               3,846
Provision for income taxes                                                       186                  90
                                                                        -----------------    -----------------
     Net income                                                         $      7,496         $     3,756
Preferred dividends                                                             (900)               (900)
                                                                        -----------------    -----------------
     Net income to common stockholders                                  $      6,596         $     2,856
                                                                        =================    =================
     Basic and diluted earnings per share                               $      17.54         $      7.57
                                                                        =================    =================

Weighted average common shares outstanding and common and
     common equivalent shares outstanding                                    375,985             377,083
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

                           COMMEMORATIVE BRANDS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                                 Additional
                                                                                                  paid-in     Retained
                                                 Preferred Stock                Common Stock      capital      deficit      Total
                                   -----------------------------------------  -----------------  ----------  -----------  ---------
                                          Series A             Series B
                                   --------------------  -------------------
                                     Shares     Amount     Shares    Amount    Shares    Amount
                                   ---------- ---------  --------- ---------  --------- -------
Balance, August 29, 1998 (audited)   100,000  $      1    377,156  $      4    377,156  $    4   $  50,391   $ (15,554)   $ 34,846
Repurchase of Common Stock                 -         -          -         -    (1,171)       -         (7)            -        (7)
Issuance of Preferred Stock                -         -     83,829         1          -       -       8,382            -      8,383
Accrued Preferred Stock Dividends          -         -          -         -          -       -           -      (1,200)    (1,200)
Net loss                                   -         -          -         -          -       -           -      (4,192)    (4,192)
                                   ---------- ---------  --------- ---------  --------- -------  ----------  -----------  ---------
Balance, August 28, 1999 (audited)   100,000  $      1    460,985  $      5    375,985  $    4   $  58,766   $ (20,946)   $ 37,830

Accrued Preferred Stock Dividends          -         -          -         -          -       -           -        (900)      (900)

Net income                                 -         -          -         -          -       -           -        7,496      7,496
                                   ---------- ---------  --------- ---------  --------- -------  ----------  -----------  ---------

Balance, May 27, 2000 (unaudited)    100,000  $      1    460,985  $      5    375,985  $    4   $  58,766   $ (14,350)   $ 44,426
                                   ========== =========  ========= =========  ========= =======  ==========  ===========  =========


  The accompanying notes are an integral part of these consolidated financial statements.

                           COMMEMORATIVE BRANDS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:                                           For the Nine Months Ended
                                                                             --------------------------------
                                                                                May 27,          May 29,
                                                                                  2000             1999
                                                                             ---------------  ---------------
Net income                                                                   $     7,496      $      3,756
     Adjustments  to reconcile net income to net cash provided by operating activities-
         Depreciation and amortization                                             6,260             5,320
         Provision for doubtful accounts                                             930               360
         Changes in assets and liabilities-
           Increase in accounts receivables                                     (21,095)           (21,430)
           Decrease (increase) in inventories                                      (956)             1,584
           Decrease in prepaid expenses and other current assets                     943             1,756
           Decrease (increase) in other assets                                       992              (640)
           Increase in bank overdraft, accounts payable, accrued expenses         10,224            10,670
              and other long-term liabilities
                                                                             ---------------  ---------------

           Net cash provided by operating activities                               4,794             1,376
                                                                             ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                  (2,582)            (6,901)
                                                                             ---------------  ---------------

           Net cash used in investing activities                                 (2,582)            (6,901)
                                                                             ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchase of common and preferred stock                                       -                 (125)
     Payments on term loan facility, net                                         (1,250)              (875)
     Revolver borrowings, net                                                        313             7,116
                                                                             ---------------  ---------------

           Net cash provided by (used in) financing activities                     (937)             6,116
                                                                             ---------------  ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          1,275               591

CASH AND CASH EQUIVALENTS,  beginning of period                                      751               975
                                                                             ---------------  ---------------

CASH AND CASH EQUIVALENTS, end of  period                                     $    2,026      $      1,566
                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE
     Cash paid during the period for -
       Interest                                                               $    8,631      $      8,161
                                                                             ===============  ===============
       Taxes                                                                  $      188      $        182
                                                                             ===============  ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES
     Accrued preferred stock dividends                                        $      900      $        900
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

The accompanying consolidated financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. Operating results for the nine months ended May 27, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending August 26, 2000.

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

(3) INVENTORIES

A summary of inventories is as follows (in thousands):

                                                             May 27,            August 28,
                                                               2000                1999
                                                         ----------------    -----------------
                                                          (unaudited)           (audited)
Raw materials                                            $      7,631        $      8,079
Work in process                                                 2,332               1,987
Finished goods                                                  4,797               3,738
                                                         ----------------    -----------------
                                                         $     14,760        $     13,804
                                                         ================    =================

Cost of sales includes depreciation and amortization of $1,990,000 and $1,810,000, for the nine months ended May 27, 2000 and May 29, 1999, respectively.

(4)      LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

                                                            May 27,              August 28,
                                                              2000                  1999
                                                        -----------------     ----------------
                                                         (unaudited)            (audited)
11% senior subordinated notes due 2007                  $     90,000          $     90,000
Term loan facility                                            21,500                22,750
Bank revolver                                                 21,973                21,660
                                                        -----------------     ----------------
         Total debt                                     $    133,473          $    134,410
Less: current portion                                          2,250                 1,750
                                                        -----------------     ----------------
         Total long-term debt                           $    131,223          $    132,660
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

The 11% senior subordinated notes contain certain covenants that, among other things, limit the ability of the Company (a) to incur additional indebtedness and issue preferred stock, (b) to pay dividends or make certain other restricted payments, (c) to enter into transactions with affiliates, (d) to create certain liens, (e) to make certain asset dispositions and (f) to merge or consolidate with, or transfer substantially all of its assets to, another person. The Company is in compliance with the Indenture covenants as of May 27, 2000.

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

TERM LOAN FACILITY

The term loan facility (Term Loan) matures on December 16, 2003. The Company may prepay the Term Loan at any time without penalty. The Company must repay specified amounts of the Term Loan in 28 consecutive quarterly installments, which commenced March 31, 1997. Amounts of principal prepaid on the Term Loan may not be reborrowed. The Company is in compliance with the terms of the Term Loan as of May 27, 2000.

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

The Bank Agreement also contains covenants which, among other things, limit the ability of the Company and its subsidiaries to (a) incur additional indebtedness, (b) acquire and dispose of assets, (c) create liens, (d) make capital expenditures, (e) pay dividends on or redeem shares of the Company's capital stock, and (f) make certain investments. The Company was in compliance with all debt covenants under the Bank Agreement as of May 27, 2000.

Availability under the Revolving Credit and Gold Facilities is subject to a borrowing base limitation (the Borrowing Base) based on the aggregate of certain percentages of Eligible Receivables (as defined in the Revolving Credit and Gold Facilities) and Eligible Inventory (as defined in the Revolving Credit and Gold Facilities) of the Company. The Borrowing Base is recalculated weekly. If the aggregate amount of loans and other extensions of credit under the Revolving Credit and Gold Facilities exceeds the Borrowing Base, the Company must immediately prepay or cash collateralize its obligations under the Revolving Credit and Gold Facilities to the extent of such excess. At May 27, 2000, the Company had a total of $12,900,000 available under the Revolving Credit Facility and the Gold Facility.

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

CONSIGNED GOLD

Under the Company's gold consignment/loan arrangements, the Company has the ability to have on consignment up to 26,000 ounces of gold or alternatively to borrow up to $10 million for the purchase of gold. Under these arrangements, the Company is limited to a maximum value of $10 million in consigned inventory and/or gold loan funds. For the nine months ended May 27, 2000 and May 29, 1999, the Company expensed consignment fees of approximately $226,000 and $181,000, respectively. Under the terms of the consignment arrangement, the Company does not own the consigned gold until it is shipped in the form of a ring to a customer. Accordingly, the Company does not include the value of consigned gold in inventory or any corresponding liability for financial statement purposes. As of May 27, 2000, and August 28, 1999, the Company held approximately 21,511 ounces and 18,911 ounces, respectively, valued at $5.8 million and $4.8 million, respectively, of gold on consignment from one of its lenders.

The long-term debt outstanding as of May 27, 2000, matures as follows (in thousands):

                                                         Amount
Fiscal Year Ending                                      Maturing
                                                    ----------------
                                                      (unaudited)
2000                                                $         500
2001                                                        2,750
2002                                                       29,223
2003                                                       11,000
2004                                                            -
Thereafter                                                 90,000
                                                    ----------------
                                                    $     133,473
                                                    ================

The weighted average interest rate of debt outstanding as of May 27, 2000 and August 28, 1999 was 10.6% and 10.2%, respectively.

The Company's management believes the carrying amount of long-term debt, including the current maturities, approximates fair value as of May 27, 2000 and August 28, 1999, based upon current rates offered for debt with the same or similar debt terms.

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

(6)      INCOME TAXES

For the nine months ended May 27, 2000 and the nine months ended May 29, 1999, the Company expensed $186,000 and $90,000, respectively, related to state income taxes. No net federal income tax benefit is reflected in the income statement since the potential benefit of net operating losses incurred by the Company has been offset by a valuation allowance.

(7)      STOCKHOLDERS' EQUITY

The Company is authorized to issue 750,000 shares of Preferred Stock, par value $.01 per share, and 750,000 shares of Common Stock, par value $.01 per share. As of May 27, 2000, the Company had issued and outstanding 100,000 shares of Series A Preferred, 460,985 shares of Series B Preferred and 375,985 shares of Common Stock.

SERIES A PREFERRED STOCK (SERIES A PREFERRED)

The holders of shares of Series A Preferred are generally not entitled to voting rights except in certain limited circumstances. Dividends on the Series A Preferred are payable in cash, when, as and if declared by the board of directors of the Company, out of funds legally available therefor, on a quarterly basis. Dividends on the Series A

Preferred accrue from the date of issuance (December 16, 1996) or the last date to which dividends have been paid at a rate of 12% per annum, whether or not such dividends have been declared and whether or not there shall be funds legally available for the payment thereof. Any dividends which are declared shall be paid pro rata to the holders. No dividends or interest shall accrue on any accrued and unpaid dividends. The Company's 11% senior subordinated notes and bank debt restrict the Company's ability to pay dividends on the Series A Preferred.

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

According to the terms of an employment agreement, the Company was to have issued 6,600 shares of Series B Preferred Stock valued at approximately $100 per share to a former executive of the Company upon the termination of his agreement in August 1999. As of May 27, 2000, the issuance of these shares has been deferred.

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

STOCK-BASED COMPENSATION PLAN

The Company has a stock option plan (the 1997 Stock Option Plan), effective as of July 29, 1997, for which a total of 69,954 shares of Common Stock have been reserved for issuance and 36,985 of those shares were available for grant to directors and employees of the Company as of May 27, 2000. The 1997 Stock Option Plan provides for the granting of both incentive and nonqualified stock options. Options granted under the 1997 Stock Option Plan have a maximum term of 10 years and are exercisable under the terms of the respective option agreements at fair market value of the Common Stock at the date of grant. Payment of the exercise price must be made in cash or in whole or in part by delivery of shares of the Company's Common Stock. All Common Stock issued upon exercise of options granted pursuant to the 1997 Stock Option Plan will be subject to a voting trust agreement.

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

The Company entered into a management agreement dated December 16, 1996 (the Management Agreement), with Castle Harlan, Inc. (the "Manager"), pursuant to which the Manager agreed to provide business and organizational strategy, financial and investment management and merchant and investment banking services to the Company upon the terms and conditions set forth therein. As compensation for such services, the Company agreed to pay the Manager $1.5 million per year, which amount was paid in advance for the first year and is payable quarterly in arrears thereafter. The agreement is for a term of 10 years, renewable automatically from year to year thereafter unless the Castle Harlan

Group then owns less than 5% of the then outstanding capital stock of the Company. The Company has agreed to indemnify the Manager against liabilities, costs, charges and expenses relating to the Manager's performance of its duties, other than such of the foregoing resulting from the Manager's gross negligence or willful misconduct. The Bank Agreement prohibits payment of the CHP Management Fee unless at the time of payment (i) no Event of Default (as defined in the Bank Agreement) shall have occurred and is continuing or would result from the payment of the CHP Management Fee; (ii) the Short-Term Revolving Credit shall have been repaid in full; and (iii) the Company meets the requisite Modified Funded Debt Ratio (as defined in the Bank Agreement). The Indenture also prohibits payment of the CHP Management Fee in the Event of a Default by the Company in the payment of principal, Redemption Price or Purchase Price (both as defined in the Indenture), interest or Liquidated Damages (if any) on the Notes. The CHP Management Fee (as defined in the Indenture) for the nine months ended May 27, 2000 and the fiscal year ended August 28, 1999 has been accrued but not paid, and is included in accounts payable and accrued expenses.

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

RESULTS OF OPERATIONS

         The results of operations of the Company for the nine months ended May 27, 2000 and May 29, 1999 were negatively impacted as a result of the consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Austin, Texas facilities. The consolidation of the Attleboro and North Attleboro, Massachusetts operations into the Company's Austin, Texas facilities was substantially completed in the fiscal year ended August 29, 1998. The consolidation of these Massachusetts-based operations into the Texas facilities was expected to yield cost savings to the combined Balfour and ArtCarved operations as compared to their predecessor's historical costs from, among other things, reduced occupancy, overhead and labor expenses. To date, the company has realized cost savings of approximately $1.5 million per year in reduced occupancy and overhead costs. The full anticipated cost savings from the consolidation of facilities has not been realized, however, mainly due to the following ongoing circumstances:

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

         - Systems - The Balfour computer system was heavily dependent on manual processing and human interaction. The Company experienced difficulties in the transfer of user knowledge and system documentation as a result of employees electing not to relocate to Texas as discussed above. As a result, the Company has incurred labor costs in excess of those anticipated by management to enter, schedule, produce, track and ship the Balfour rings.

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

THE COMPANY

         THREE MONTHS ENDED MAY 27, 2000 AS COMPARED TO THE THREE MONTHS ENDED MAY 29, 1999.

NET SALES - Net sales increased $2.3 million, or 4.5%, to $53.0 million for the three months ended May 27, 2000, as compared to $50.7 million for the three months ended May 29, 1999. The increase in net sales was the result of a 7.6% increase in net sales of fine paper products. Partially offsetting the increase was a decline of 2.3% in net sales of class rings and 0.8% in net sales of recognition and affinity jewelry. Of the increase in net sales of fine paper products, 4.7% was as a result of timing of shipments of fine paper products with the remaining 2.9% increase being the result of a price increase and increased volume. The majority of the class ring decline was a result of earlier receipt of orders and shipments of in-school high school rings.

GROSS PROFIT - Gross Profit increased $2.7 million, or 9.5% to $31.2 million for the three months ended May 27, 2000 as compared to $28.5 million for the three months ended May 29, 2000. As a percentage of net sales, gross profit increased to 59.0% for the three months ended May 27, 2000 as compared to 56.3% for the three months ended May 29, 1999. The 2.7% increase in gross profit as a percentage of net sales was mainly the result of improvements in fine paper products gross margins as a percentage of net sales by 3.8% as a result of a change in timing of shipments of fine paper products and manufacturing improvements. The increase was offset by a 0.8% decline in gross margin as a percentage of net sales of class rings as a result of the unit shipment decline and a 0.3% decline in gross margin as a percentage of net sales in recognition and affinity jewelry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $1.5 million, or 6.6% to $20.7 million for the three months ended May 27, 2000, as compared to $22.2 million for the three months ended May 29, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 39.1% for the three months ended May 27, 2000, as compared to 43.8% for the three months ended May 29, 1999. The 4.7% decrease in selling, general and administrative expenses as a percentage of net sales was a result of cost cutting changes initiated during March 1999, a reduction in computer operations and maintenance costs as a result of the implementation of the computer project in July 1999, and a reduction in consultant costs.

OPERATING INCOME - As a result of the foregoing, operating income increased $4.2 million to $10.5 million for the three months ended May 27, 2000, as compared to $6.4 million for the three months ended May 29, 1999. As a percentage of net sales, operating income increased to 19.9% for the three months ended May 27, 2000, as compared to 12.5% for the three months ended May 29, 1999.

INTEREST EXPENSE - Net interest expense was $3.8 million for the three months ended May 27, 2000, as compared to $3.7 million for the three months ended May 29, 1999. Interest expense remained approximately the same as the prior year as a result of the combination of higher interest rates on the average outstanding balance under the Revolving Credit Facility and Term Loan and a decrease of the average outstanding balance to $42.7 million in the three months ended May 27, 2000 as compared to $49.8 million in the three months ended May 29, 1999. Interest rates ranged from 7.9% to 10.75% for the three months ended May 27, 2000 and the three months ended May 29, 1999. Interest on the $90.0 million of senior subordinated rates is at a fixed rate of 11%.

PROVISION FOR INCOME TAXES - For both the three months ended May 27, 2000 and the three months ended May 29, 1999, the Company expensed $126,000 and $30,000, respectively, related to state income taxes. No net federal income tax benefit is reflected in the income statement since the potential benefit of net operating losses incurred by the Company has been offset by a valuation allowance.

NET INCOME - As a result of the foregoing, the net income increased $3.9 million to $6.6 million for the three months ended May 27, 2000, as compared to net income of $2.7 million for the three months ended May 29, 1999.

PREFERRED DIVIDENDS - Preferred dividends of $0.3 million were accrued for the three months ended May 27, 2000 and for the three months ended May 29, 1999. No cash dividends were paid for the three months ended May 27, 2000 or the three months ended May 29, 1999.

NET INCOME TO COMMON STOCKHOLDERS - As a result of the foregoing, net income to common stockholders increased an aggregate of $3.9 million to $6.3 million for the three months ended May 27, 2000 as compared to $2.4 million for the three months ended May 29, 1999.

         NINE MONTHS ENDED MAY 27, 2000 AS COMPARED TO THE NINE MONTHS ENDED MAY 29, 1999.

NET SALES - Net sales increased $3.4 million, or 2.5%, to $138.6 million for the nine months ended May 27, 2000, as compared to $135.2 million for the nine months ended May 29, 1999. The increase in net sales was the result of a 2.0% increase in net sales of high school class rings, a 1.1% increase in net sales of fine paper products and a 0.1% increase in recognition and affinity jewelry offset by a 0.7% decrease in net sales of college class rings. The increase in high school class rings was primarily the result of a price increase and changes in the product mix of the in-school sales channel. The increase in net sales of fine paper products was primarily the result of price increases and increased volume. The increase in recognition and affinity jewelry was primarily a result of increased net sales of personalized family jewelry offset by declining net sales of consumer sports jewelry. The decline in college class rings was a result of a shortfall in both units and average price per unit due to increased competition and the changing marketplace.

GROSS PROFIT - Gross Profit increased $2.7 million, or 3.5% to $79.6 million for the nine months ended May 27, 2000 from $76.9 million for the nine months ended May 29, 2000. As a percentage of net sales, gross profit increased to 57.4% for the nine months ended May 27, 2000 as compared to 56.9% for the nine months ended May 29, 1999. The 0.5% increase in gross profit as a percentage of net sales was mainly the result of a 1.2% increase in gross margin as a percentage of net sales as a result of increased net selling prices and changes in product mix of class rings and a 0.1% increase in gross margin as a percentage of net sales in fine paper products. The increase was offset by a 0.8% declining margin as a percentage of net sales in recognition and affinity jewelry as a result of the Company's decreased focus in consumer sports jewelry.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $1.3 million, or 2.2% to $60.4 million for the nine months ended May 27, 2000, as compared to $61.7 million for the nine months ended May 29, 1999. As a percentage of net sales, selling, general and administrative expenses decreased to 43.5% for the nine months ended May 27, 2000, as compared to 45.7% for the nine months ended May 29, 1999. The 2.2% decrease in selling, general and administrative expenses as a percentage of net sales was a result of cost cutting changes initiated during March 1999, a reduction in computer operations and maintenance costs as a result of the implementation of the computer project in July 1999, and a reduction in consultant costs.

OPERATING INCOME - As a result of the foregoing, operating income increased $4.0 million to $19.2 million for the nine months ended May 27, 2000, as compared to $15.2 million for the nine months ended May 29, 1999. As a percentage of net sales, operating income increased to 13.9% for the nine months ended May 27, 2000, as compared to 11.2% for the nine months ended May 29, 1999.

INTEREST EXPENSE - Net interest expense was $11.5 million for the nine months ended May 27, 2000 and $11.3 million for the nine months ended May 29, 1999. Interest expense remained approximately the same as the prior year as a result of the combination of higher interest rates on the average outstanding balance under the Revolving Credit Facility and Term Loan and a decrease of the average outstanding balance to $45.1 million for the nine months ended May 27, 2000, as compared to $47.9 million for the nine months ended May 29, 1999. Interest rates ranged from 7.9% to 10.75% for the nine months ended May 27, 2000 and the nine months ended May 29, 1999. Interest on the $90.0 million of senior subordinated rates is fixed at a rate of 11%.

PROVISION FOR INCOME TAXES - For both the nine months ended May 27, 2000 and the nine months ended May 29, 1999, the Company expensed $186,000 and $90,000, respectively, related to state income taxes. No net federal income tax benefit is reflected in the income statement since the potential benefit of net operating losses incurred by the Company has been offset by a valuation allowance.

NET INCOME - As a result of the foregoing, the net income increased $3.7 million to $7.5 million for the nine months ended May 27, 2000, as compared to net income of $3.8 million for the nine months ended May 29, 1999.

PREFERRED DIVIDENDS - Preferred dividends of $0.9 million were accrued for the nine months ended May 27, 2000 and for the nine months ended May 29, 1999. No cash dividends were paid for the nine months ended May 27, 2000 or the nine months ended May 29, 1999.

NET INCOME TO COMMON STOCKHOLDERS - As a result of the foregoing, net income to common stockholders increased an aggregate of $3.7 million to $6.6 million for the nine months ended May 27, 2000, as compared to $2.9 million for the nine months ended May 29, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of May 27, 2000, the Company had a $35.0 million line of credit under the Revolving Credit and Gold Facilities (each as defined and more fully discussed in Note 4 to the Consolidated Financial Statements). The Company had $21,973,000 outstanding under the Revolving Credit Facility and $5,836,000 outstanding under the Gold Facility at May 27, 2000. At May 27, 2000, the Company had $12,900,000 available under its Revolving Credit Facility and its Gold Facility.

         The Company's liquidity needs arise primarily from debt service on the Bank Agreement and the Notes (each as defined and more fully discussed in Note 4 to the Consolidated Financial Statements), working capital and capital expenditure requirements, and payments required under a management agreement with Castle Harlan, Inc. (the "CHP Management Fee"), which has been accrued but not paid in the nine months ended May 27, 2000 and fiscal year 1999 in accordance with the terms of the Bank Agreement (see Note 4 to the Consolidated Financial Statements). Because of the difficulties in the consolidation of the Balfour operations and the seasonality of the Company's business, the Company will continue to have limited capital resources and limited flexibility in meeting the Company's cash requirements at certain times during the year.

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

         Operating activities provided cash of $4.8 million for the nine months ended May 27, 2000 as a result of net income of $7.5 million, adjusted to eliminate expenses for non-cash items of $7.2 million, offset by changes in liabilities in excess of changes in assets of $9.9 million. The $9.9 million of cash used in changes in assets and liabilities resulted from increases in receivables of $21.1 million and increases in inventories of $1.0 million offset by decreases in prepaid expenses and other current assets of $1.0 million, decreases in other assets of $1.0 million and increases in bank overdraft, accounts payable, accrued expenses and other long-term liabilities of $10.2 million. These fluctuations generally reflect the seasonality of the Company's business. The seasonal fluctuations usually result in higher sales during the first nine months of the fiscal year and correspondingly higher levels of accounts receivable, inventories and bank overdraft, accounts payable and accrued expenses. Prepaid expenses and other current assets usually decline during the first nine months of the fiscal year as a result of the amortization of prepaid advertising expenses that are paid for in the fourth fiscal quarter of the year. The decrease in other assets for the nine months ended May 27, 2000 was a result of a reduction in samples. The increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was due to an increase of $2.9 million in commissions and royalties, an increase of $2.7 million in accrued interest, an increase of $2.2 million in accrued bonuses and compensation, an increase of customer deposits of $2.1 million, an increase of $1.1 million in accrued management fees, $0.9 million in bank overdraft and an increase of $0.1 million in accrued sales and property taxes, offset by a decrease of $1.4 million in accounts payable and a decrease of $0.4 million in other accrued expenses.

         Comparing the nine months ended May 27, 2000 with the nine months ended May 29, 1999, the Company's operating activities provided cash of $4.8 million for the nine months ended May 27, 2000 and provided $1.4 million for the nine months ended May 29, 1999. Changes in assets and liabilities used cash of $9.9 million for the nine months ended May 27, 2000 and used $8.1 million for the nine months ended May 29, 1999, a decrease in cash provided of $1.8 million. For the nine months ended May 27, 2000 the increase in accounts receivable was $0.3 million less than the increase in accounts receivable for the nine months ended May 29, 1999. Inventories increased $2.5 million during the nine months ended May 27, 2000 more than the nine months ended May 29, 1999 as a result of increased volume for class rings, personalized family products and fine paper products. Prepaid expenses and other current assets decreased $0.9 million during the nine months ended May 27, 2000 as compared to decreasing $1.8 million during the nine months ended May 29, 1999. The net decrease of $0.8 million was a result of a decrease in prepaid advertising for the nine months ended May 27, 2000 as a result of the cost cutting initiatives during March 1999. Other assets decreased $0.9 million during the nine months ended May 27, 2000, but increased $0.6 million during the nine months ended May 29, 1999, a total difference of $1.7 million. The net decrease during the nine months ended May 27, 2000 was due to a reduction in samples outstanding and amortization of transaction costs. The net increase during the nine months ended May 29, 1999 was due to an increase in the manufacture of samples to support increased sales volume. For the nine months ended May 27, 2000, the increase in bank overdraft, accounts payable, accrued expenses and other long-term liabilities was approximately $0.4 million less than the increase in these accounts for the nine months ended May 27, 2000 as a result of a $2.6 million decrease in commissions and royalties and a $0.6 million decrease in accounts payable offset by an increase of $1.1 million in accrued bonuses and compensation, an increase of $0.8 million in customer deposits, an increase of $0.5 million in bank overdraft and an increase of $0.4 million in other accrued expenses.

         The Company used $2.6 million for investing activities for the nine months ended May 27, 2000, a $4.3 million decrease over the nine months ended May 29, 1999. The decrease reflects the capital expenditures made by the Company for the conversion of the Balfour computer systems to the ArtCarved system during the nine months ended May 29, 1999. As a result of the completion of the system conversion, the Company's projected capital expenditures for fiscal 2000 are expected to decline from $9.8 million for fiscal 1999 to approximately $5.1 million for fiscal 2000 for manufacturing equipment, tools and dies and software development.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There have been no material changes in our market risk during the nine months ended May 27, 2000. For additional information, refer to page 19 of our Annual Report for the fiscal year ended August 28, 1999.

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

         None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  11.1 State Re: Computation of Per Share Earnings

                  27. Financial Data Schedule for the period ended May 27, 2000.

         (b) The Company did not file any reports on Form 8-K during the nine months ended May 27, 2000.

                           COMMEMORATIVE BRANDS, INC.

                                   SIGNATURES

         Commemorative Brands, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      COMMEMORATIVE BRANDS, INC.



                                      By: /s/ SHERICE P. BENCH
                                         ---------------------------------------
                                         SHERICE P. BENCH
                                         VICE PRESIDENT FINANCE AND
                                         PRINCIPAL ACCOUNTING OFFICER